Form 10-K
period 2024-12-31
New Mountain Private Credit Fund
filed 2025-03-05
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Private Credit Fund 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Maryland	99-6860731
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common shares of beneficial interest
_________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interests outstanding as of March 5, 2025 was 39,133,018. As of June 30, 2024, there was no established public market for the registrant's common shares of beneficial interests.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I
Item 1.    BUSINESS.
New Mountain Private Credit Fund, (the "BDC", the "Company", "NEWCRED", "we", "us" or "our") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for United States federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C, our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc, our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware. NEWCRED OEC is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate NEWCRED OEC for accounting purposes, but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
Merger
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (the "Predecessor" or “GIII”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their GIII units to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
The Merger is accounted for as a common control transaction between GIII and the Company. In accordance with the common control method of accounting, as detailed in Accounting Standards Codification Topic 805-50, Business Combinations - Related Issues, there is no change in basis of the assets and liabilities. Accordingly, the ongoing financial statements of the Company are presented as a continuation of those of GIII, such that the assets and liabilities of GIII were contributed to the Company at their current carrying values, and the equity of the Company was adjusted to reflect the equity of GIII immediately prior to the Merger. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free reorganization and the historical cost basis of the acquired GIII investments are carried forward for tax purposes.
New Mountain Finance Advisers, L.L.C.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee'), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
New Mountain Finance Administration, L.L.C.
New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator also maintains, or oversees the maintenance of, our consolidated financial records, our reports to shareholders and reports filed with the U.S. Securities and Exchange Commission ("SEC"). The Administrator performs the calculation and publication of the value of our net assets, the payment of our expenses and oversees the performance of various third-party service providers and the preparation and filing of our tax returns. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. The Administrator may also provide, on our behalf, managerial assistance to our portfolio companies.
Competition
We compete for investments with a number of BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of financing. Many of these entities have greater financial and managerial resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our management team, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, the model that we employ to perform our due diligence with the broader New Mountain Capital team and our model of investing in companies and industries we know well.
We believe that some of our competitors may make investments with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see Item 1A.—Risk Factors in this Annual Report on Form 10-K.
Non-Exchange Traded, Perpetual-Life BDC
The Company is non-exchange traded, which means that its shares are not listed for trading on a stock exchange or other securities market, and is a perpetual-life BDC, which means that it is an investment vehicle of indefinite duration. The Company's shares are intended to be sold monthly on a continuous basis at a price generally equal to the Company’s monthly net asset value ("NAV") per share. In our perpetual-life structure, subject to the discretion of our Board of Trustees (the "Board") we may offer investors an opportunity to repurchase their Shares on a quarterly basis, but we are not obligated to offer to repurchase any in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (e.g., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our amended and restated declaration of trust (the "Declaration of Trust"), bylaws, or otherwise to effect a liquidity event at any time.
Investment Objective and Portfolio
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include "last-out" positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
As of December 31, 2024, our top five industry concentrations were software, healthcare, business services, consumer services and financial services. At December 31, 2024, our portfolio consisted of 72 portfolio companies and was invested 83.6% in first lien loans, 8.0% in second lien loans, 2.5% in subordinated loans and 5.9% in equity and other, as measured at fair value, versus 93 portfolio companies invested 78.2% in first lien loans, 15.0% in second lien loans, 1.8% in subordinated loans and 5.0% in equity and other, as measured at fair value at December 31, 2023.
The fair value of our investments, as determined in good faith by our Board, was approximately $1,495.6 million in 72 portfolio companies at December 31, 2024 and approximately $1,991.3 million in 93 portfolio companies at December 31, 2023. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2024, calculated as a percentage of fair value as of December 31, 2024:

Portfolio Company	Percent of Total Investments at Fair Value
Paw Midco, Inc.	3.5%
GS Acquisitionco, Inc.	3.5%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)	3.3%
OA Buyer, Inc.	3.2%
Al Altius US Bidco, Inc.	3.2%
CCBlue Bidco, Inc.	3.0%
Dealer Tire Holdings, LLC	2.8%
Diamondback Acquisition, Inc.	2.8%
Notorious Topco, LLC	2.7%
Anaplan, Inc.	2.7%
30.7%

Industry Type	Percent of Total Investments at Fair Value
Software	39.0%
Healthcare	23.1%
Business Services	16.3%
Consumer Services	6.2%
Financial Services	4.8%
Distribution & Logistics	3.9%
Consumer Products	2.7%
Packaging	2.1%
Education	1.3%
Specialty Chemicals & Materials	0.6%
100.0%
Investment Criteria
The Investment Adviser has identified the following investment criteria and guidelines for use in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.
•Defensive growth industries. We seek to invest in industries that can succeed in both robust and weak economic environments, but which are also sufficiently large and growing to achieve high valuations providing enterprise value cushion for our targeted debt securities.
•High barriers to competitive entry. We target industries and companies that have well defined industries and well established, understandable barriers to competitive entry.
•Recurring revenue. Where possible, we focus on companies that have a high degree of predictability in future revenue.
•Flexible cost structure. We seek to invest in businesses that have limited fixed costs and therefore modest operating leverage.
•Strong free cash flow and high return on assets. We focus on businesses with a demonstrated ability to produce meaningful free cash flow from operations. We typically target companies that are not asset intensive and that have minimal capital expenditure and minimal working capital growth needs.
•Sustainable business and niche market dominance. We seek to invest in businesses that exert niche market dominance in their industry and that have a demonstrated history of sustaining market leadership over time.

•Established companies. We seek to invest in established companies with sound historical financial performance. We do not intend to invest in start‑up companies or companies with speculative business plans.
Investment Selection and Process
The Investment Adviser believes it has developed a proven, consistent and replicable investment process to execute our investment strategy. The Investment Adviser seeks to identify the most attractive investment sectors from the top down and then works to become the most advantaged investor in these sectors. The steps in the Investment Adviser's process include:
•Identifying attractive investment sectors from the top down;
•Creating competitive advantages in the selected industry sectors; and
•Targeting companies with leading market share and attractive business models in its chosen sectors.
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, John R. Kline, Adam B. Weinstein, and Laura C. Holson. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Andre V. Moura served on the Investment Committee from August 2023 to July 2024. Beginning in August 2024, Robert Mulcare was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
The purpose of the Investment Committee is to evaluate and approve, as deemed appropriate, all investments by the Investment Adviser, subject to certain thresholds. The Investment Committee's process is intended to bring the diverse experience and perspectives of the Investment Committee's members to the analysis and consideration of every investment. The Investment Committee also serves to provide investment consistency and adherence to the Investment Adviser's investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment opportunities are also reviewed on a regular basis. The members of our investment team are encouraged to share information and views on credit with the Investment Committee early in their analysis. This process improves the quality of the analysis and allows the deal team members to work more efficiently.
Investment Structure
We target debt investments that will yield current income that can support distributions to our shareholders. Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our target return profile.
The terms of our debt investments are tailored to the facts and circumstances of the transaction and prospective portfolio company and are structured to protect such portfolio company's rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of return is the cash interest that we collect on our debt investments.
First lien loans, second lien loans, subordinated loans and bonds generally have terms of four to seven years, provide for a variable or fixed interest rate and may contain prepayment penalties. First lien loans are secured by a first priority security interest in all existing and future assets of the borrower. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term and there is a heightened risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. Our first lien loans may include traditional first lien senior secured loans or unitranche loans. Unitranche loans combine characteristics of traditional first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last out” tranche. Second lien loans are secured by a second priority interest and subordinated loans are generally unsecured. Our loan and bond investments may include payment‑in‑kind

("PIK") interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity. In some cases, our investments may also include equity interests.
In addition, from time to time we may also enter into revolving credit facilities, bridge financing commitments, delayed draw commitments or other commitments which can result in providing future financing to a portfolio company. When we make a debt investment, we may be granted equity in the portfolio company in the same class of security as the sponsor receives upon funding.
We may make investments through wholly owned subsidiaries. Such subsidiaries are expected to be organized as corporations or limited liability companies and will not be registered under the 1940 Act. These subsidiaries may be formed to obtain favorable tax benefits or to obtain financing on favorable terms due to their bankruptcy‑remote characteristics. Our Board has oversight responsibility for our investment activities, including our investment in any subsidiary, and our role as sole shareholder of any subsidiary. To the extent applicable to the investment activities of a subsidiary, the subsidiary will follow the same compliance policies and procedures as we do. We would "look through" any such subsidiary to determine compliance with our investment policies.
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
Exit Strategies/Refinancing
We expect to exit our investments typically through one of four scenarios: (i) the sale of the portfolio company itself, resulting in repayment of all outstanding debt, (ii) the recapitalization of the portfolio company in which our loan is replaced with debt or equity from a third party or parties (in some cases, we may choose to participate in the newly issued loan(s)), (iii) the repayment of the initial or remaining principal amount of our loan then outstanding at maturity, or (iv) our sale of the debt investment. In some investments, there may be scheduled amortization of some portion of our loan which would result in a partial exit of our investment prior to the maturity of the loan.
Valuation of Portfolio Securities
At all times consistent with accounting principles generally accepted in the United States of America ("GAAP") and the 1940 Act, we conduct a valuation of our assets, pursuant to which our net assets is determined.
We value our assets on a monthly basis, or more frequently if required under the 1940 Act. For purposes of the 1940 Act, our Board is ultimately and solely responsible for determining the fair value of our portfolio investments, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the investment professionals of the Investment Adviser look at the number of quotes readily available and perform the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the investment professionals of the Investment Adviser do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our Board; and
d.When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
Operating and Regulatory Environment
As with other companies regulated by the 1940 Act, a BDC must adhere to certain regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to investments by a BDC in another investment company, as well as transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. A BDC must be organized and have its principal place of business in the United States, it must be operated for the purpose of investing in or lending to primarily private or thinly traded companies and it must make significant managerial assistance available to those companies whose securities are considered Qualifying Assets (as defined below) for the BDC.
We have a Board. A majority of our Board must be persons who are not "interested persons" of ours as that term is defined in Section 2(a)(19) of the 1940 Act (the "Independent Trustees"). As a BDC, we are prohibited from indemnifying any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office. Additionally, to provide additional shareholder protection, we are required to provide and maintain a bond issued by a reputable fidelity insurance company.
As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings, and any preferred shares we may issue in the future, of at least 150.0% (which means we can borrow $2 for every $1 of our equity). We monitor our compliance with this coverage ratio on a regular basis.
We will generally not be able to issue and sell our Shares at a price below NAV per Share. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the then-current NAV of our Shares if our Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new Shares at a price below NAV in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances. In addition, as a BDC, we are not permitted to issue Shares in consideration for services.
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded prior orders issued on October 8, 2019 and December 18, 2017, which permits us to co‑invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co‑investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co‑invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co‑investment transaction, including, but not limited to, that (1) the terms of the potential co‑investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co‑investment transaction is consistent with the interests of our shareholders and is consistent with our then‑current investment objective and strategies.
We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67.0% or more of such company's voting securities present at a meeting if more than 50.0% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50.0% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.
In addition, as a BDC, we are not permitted to issue Shares in consideration for services.
Taxation as a Regulated Investment Company
We intend to elect to be treated for U.S. federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
To qualify as a RIC for U.S. federal income tax purposes, we must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with our return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a "Qualified Publicly Traded Partnership"); and (4) diversify our holdings so that, at the end of each quarter of each taxable year (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our total assets, or more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in (I) the securities (other than U.S. government securities or securities of other RICs) of any one issuer, (II) the securities, other than securities of other RICs, of any two or more issuers which we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) the securities of certain Qualified Publicly Traded Partnerships.
As a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) and net capital gains (the excess of net long‑term capital gains over net short‑term capital losses), if any, that we distribute in each taxable year to our shareholders, provided that we distribute dividends equal to at least 90% of our investment company taxable income plus 90% of our net interest income excludable under Section 103(a) of the Code. We intend to distribute to our Shareholders, each taxable year, substantially all of our investment company taxable income and net capital gains.
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, we must timely distribute during each calendar year an amount at least equal to the sum of (i) 98% of our ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of our capital gains in excess of our capital losses (adjusted for certain ordinary losses) for the one‑year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains net income that we recognized for previous years, but were not distributed during those years, and on which we paid no U.S.

federal income tax. For these purposes, we will be deemed to have distributed any income or gains on which we paid U.S. federal income tax.
A distribution will be treated as paid on December 31 of any calendar year if it is declared by us in October, November or December with a record date in such a month and paid by us during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.
Failure to Qualify as a Regulated Investment Company
If we fail to qualify as a RIC or fail to satisfy the 90% distribution requirement in any taxable year, we would be subject to U.S. federal income tax at regular corporate rates on our taxable income (including distributions of net capital gains), even if such income were distributed to our shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally may be eligible (i) to be treated as "qualified dividend income" in the case of individuals and other noncorporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, we could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.
While we generally intend to comply with requirements to qualify as a RIC for each taxable year, it is possible that we may not satisfy the diversification requirements described above, and thus may not qualify as a RIC. In such case, however, we anticipate that the associated tax liability would not be material, and that such non‑compliance would not have a material adverse effect on our business, financial condition and results of operations, although there can be no assurance in this regard.
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in
Item1A.— Risk Factors in this Annual Report on Form 10-K and the other reports and documents filed by us with the SEC.
General Risks of an Investment in our Shares
•There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described in this Annual Report on Form 10-K.
•Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments.
•Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement.
•The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser.
•If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.
Certain Risks Relating to Portfolio Investments
•Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss.
•If a portfolio company cannot generate adequate cash flow to meet its debt obligations (including obligations to us), we may suffer a partial or total loss of capital invested in the portfolio company.
•A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and a foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
•We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity.
•A significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments.

•We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment.
•To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto.
•Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner.
•We will be competing for investments with many other investors, as well as financial institutions, open‑end funds, closed‑end funds, hedge funds and investment funds affiliated with other financial sponsors and other investors.
•We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position.
•We may invest in companies in rapidly changing fields, which may rely on the use of proprietary technology and be materially impacted by technological changes.
•In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates to the extent permitted by the 1940 Act. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks.
•Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade.
Risks Relating to Our Shares and Operations
•Our Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available.
•Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that we could actually realize.
•The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
•We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions.
•If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all.
Certain Market, Regulatory and Tax Risks
•Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control.
•We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act").
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the distribution reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Shares as described below. See the “— Certain U.S. Federal Income Tax Considerations” section of this Registration Statement for information concerning the U.S. federal income tax consequences of participating in the distribution reinvestment plan.

The per share purchase price for Shares purchased pursuant to the distribution reinvestment plan will be equal to the NAV per Share at the time the distribution is payable.
We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our shareholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that amendment. In addition, we may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten business days’ prior written notice to participants. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited.
At the discretion of the Board, we have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer Shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Shares outstanding. We expect to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1 under the 1940 Act, we may also repurchase our Shares outside of the share repurchase program. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Maryland law.
We expect to offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our Independent Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Shares under the share repurchase program, except that the Company will charge a 2.00% early repurchase fee with respect to any repurchase of Shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
The Company does not impose any charges in connection with repurchases of Shares, other than the Early Repurchase Deduction noted above. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
In the event that any shareholder fails to maintain the minimum balance of $5,000 of our Shares, we may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to Early Repurchase Deduction.
Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than our Investment Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Investment Adviser expects to take measures, subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Shares.
The Private Offering
We expect to conduct a continuous private offering of our Shares on a monthly basis to accredited investors (as defined in Regulation D under the Securities Act) in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Shares were offered at an initial purchase price of $25.00 per Share for each Share sold in the initial closing of our private offering. Thereafter, the purchase price per Share will vary and will equal our then-current NAV per share, which will be determined each month as of the last day of each calendar month. The initial closing of our private offering occurred on December 17, 2024.
After the initial closing, subscriptions to purchase Shares may be made on an ongoing basis, but investors may only purchase Shares pursuant to accepted subscription orders effective as of the first day of each month (based on the NAV per share as determined as of the previous day, being the last day of the preceding month), and to be accepted, a subscription request must be made with a completed and executed subscription agreement in good order and payment of the full purchase price of our Shares being subscribed at least five business days prior to the first business day of the month (unless waived by the Investment Adviser).
Notice of each Share transaction will be furnished to shareholders (or their financial representatives) as soon as practicable but not later than seven business days after the Company’s NAV is determined and credited to the shareholder’s account, together with information relevant for personal and tax records. While a shareholder will not know the NAV applicable on the effective date of the Share purchase, the Company’s NAV applicable to a purchase of Shares will be available generally within 20 business days after the last day of each month; at that time, the number of Shares based on that NAV and each shareholder’s purchase will be determined and Shares are credited to the shareholder’s account as of the effective date of the share purchase.
For example, if you wish to subscribe for Shares in April, your subscription request must be received in good order at least five business days before the first business day in May. The purchase price for their Shares would be the NAV per share determined as of April 30. If accepted, your subscription would be effective as of the first business day of May.
Completed subscription requests to purchase our Shares will not be accepted by us any earlier than two business days before the first day of each month. Subscribers are not committed to purchase Shares at the time their subscription orders are submitted and any subscription may be canceled at any time before the time it has been accepted as described in the previous sentence. Generally, you will not be provided with direct notice of the NAV when it becomes available. To obtain information regarding our NAV, shareholders should contact their investment professional.
If for any reason we reject the subscription, or if the subscription request is canceled before it is accepted or withdrawn as described below, we will return the subscription agreement and the related funds, without interest or deduction, within ten business days after such rejection, cancellation or withdrawal.
Shares purchased by a fiduciary or custodial account will be registered in the name of the fiduciary account and not in the name of the beneficiary. If a subscriber places an order to buy Shares and their payment is not received and collected, their purchase may be canceled and they could be liable for any losses or fees we have incurred.
Investment Advisory and Management Agreement
The Predecessor, GIII, was a closed‑end, non‑diversified management investment company that had elected to be regulated as a BDC under the 1940 Act. GIII was externally managed by our Investment Adviser and paid our Investment Adviser a fee for its services. GIII's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between GIII and the Investment Adviser on June 18, 2019. Following approval from its initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by its board of directors, including a majority of the independent directors. Before the Prior Investment Management Agreement's expiration, GIII inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of GIII's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
On February 16, 2022, GIII's board of directors approved a new investment advisory and management agreement (the "GIII Investment Management Agreement") between GIII and the Investment Adviser. The Prior Investment Management Agreement and the GIII Investment Management Agreement were identical in all material respects, including the compensation and other terms set forth therein, except for the dates of execution, effectiveness and termination. On March 3, 2022, a majority of GIII's outstanding voting securities approved the GIII Investment Management Agreement via written consent. On March 21, 2022, GIII filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Exchange Act reflecting GIII's unitholders' approval of the GIII Investment Management Agreement which was executed and became effective on April 11, 2022. As a result of the Merger, the GIII Investment Management Agreement terminated on December 17, 2024.

The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to the investment advisory agreement (the "Investment Advisory Agreement").Following approval from our initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024. Although the initial two year term of the Investment Advisory Agreement would not have expired until November 7, 2026, the Board most recently re-approved the Investment Advisory Agreement on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
Management Services
The Investment Adviser is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Investment Adviser serves as our investment advisor pursuant to the Investment Advisory Agreement in accordance with the 1940 Act. Subject to the overall supervision of our Board, the Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services.
Investment Advisory and Management Agreement
Under the terms of both the Investment Advisory Agreement and the GIII Investment Management Agreement, the Investment Adviser:
•determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•determines the securities and other assets that we will purchase, retain or sell;
•identifies, evaluates and negotiates the structure of our investments that we make;
•executes, monitors and services the investments that we make;
•performs due diligence on prospective portfolio companies;
•votes, exercises consents and exercises all other rights appertaining to such securities and other assets on our behalf; and
•provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Investment Adviser's services under the Investment Advisory Agreement are not exclusive, and the Investment Adviser (so long as its services to us are not impaired) and/or other entities affiliated with New Mountain Capital are permitted to furnish similar services to other entities. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours.
Management Fees
Pursuant to the Investment Advisory Agreement, we have agreed to pay the Investment Adviser a fee for investment advisory and management services consisting of two components—a base management fee and an incentive fee. The cost of both the base management fee payable to the Investment Adviser and any incentive fees paid in cash to the Investment Adviser are borne by us and, as a result, are indirectly borne by our shareholders.
Base Management Fees
Pursuant to the Investment Advisory Agreement, the Management Fee is accrued monthly and paid quarterly in arrears at an annual rate of 1.25% of the value of our net assets as of the beginning of the first business day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means our total assets less liabilities determined on a consolidated basis in accordance with GAAP. For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets.
Incentive Fees
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income Returns
The portion based on our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income returns. “Pre-Incentive Fee Net Investment Income Returns” means interest income, dividend income and any other income (including any other than fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from Portfolio Companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter is allocated to the Investment Adviser.
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
Incentive Fee on Capital Gains
The second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for all prior periods. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Investment Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.
Expense Support and Conditional Reimbursement Agreement
The Company has entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense. Any Expense Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser or its affiliates. As described in Note 4, the Investment Adviser has elected to bear all of the organization and offering costs of the Company until the initial closing of the offering.
After the initial closing of the offering, following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a

“Reimbursement Payment.” Available Operating Funds means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net longterm capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in Portfolio Companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
No Reimbursement Payment for any month will be made if: (1) the “Effective Rate of Distributions Per Share” (as defined below) declared by us at the time of such Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) our “Operating Expense Ratio” (as defined below) at the time of such Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates. Pursuant to the Expense Support Agreement, “Effective Rate of Distributions Per Share” means the annualized rate (based on a 365 day year) of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and shareholder fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing Operating Expenses, less organization and offering expenses, base management and incentive fees owed to Adviser, and interest expense, by our net assets. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.
Payment of Expenses
The Investment Adviser will pay the costs and expenses of its normal operating overhead, including salaries of the Investment Adviser’s employees and senior advisors (excluding salary, benefits, trustees’ fees, stock options and other compensation received by senior advisors for serving on board of trustees, serving in executive management roles or performing the functional equivalent of such roles) and other expenses incurred in maintaining the Investment Adviser’s place of business (“Adviser Expenses”). The Company will pay the costs, expenses and liabilities that in the good faith judgment of the Investment Adviser are incurred by or arise out of the operation and activities of the Company (“Fund Expenses”), including, without limitation:
•the management fee and incentive fees payable under the Investment Advisory Agreement;
•the investigation and monitoring of our investments;
•fidelity bond, liability insurance and other insurance premiums;
•independent audits and outside legal costs;
•interest payable on debt, if any, to finance our investments;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•out-of-pocket fees, costs and expenses of any third-party administrators and deal finders;
•federal, state, local and foreign taxes;
•costs associated with reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws;
•costs of winding up and liquidating, dissolving and terminating the Company;
•risk, research and market data related expenses (including software and hardware);
• transfer agent and custodial fees;
•expenses related to the engagement of any rating agency (i.e., Moody’s, Fitch, S&P, Kroll, etc.) and any fees and
•expenses associated with the ongoing responsibilities related to maintaining any rating from such agency;
•Independent Trustees' fees and expenses;
•the organization and offering expenses described below in “Organization and Offering Expenses”;
•the cost of effecting any sales and repurchases of the Shares and other securities;
•fees and expenses associated with marketing efforts, including consultants

Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as "qualifying assets", unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the BDC's total assets. The principal categories of qualifying assets relevant to our business are any of the following:
1)    Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an "eligible portfolio company", or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a)    is organized under the laws of, and has its principal place of business in, the United States;
b)    is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c)    satisfies any of the following:
i)    does not have any class of securities that is traded on a national securities exchange;
ii)    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non‑voting common equity of less than $250.0 million;
iii)    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv)    is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2)    Securities of any eligible portfolio company that the BDC controls.
3)    Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4)    Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60.0% of the outstanding equity of the eligible portfolio company.
5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6)    Cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
As of December 31, 2024, 1.4% of our total assets were non-qualifying assets.
Significant Managerial Assistance to Portfolio Companies
BDCs generally must offer to make available to the issuer of qualifying assets significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The Administrator or its affiliate will provide such significant managerial assistance on our behalf to portfolio companies that accept our offer of managerial assistance.
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2024.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of total gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2024.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150.0% immediately after each such issuance (which means we can borrow $2 for every $1 of our equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our shareholders or the repurchase of our Shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to our asset coverage. For a discussion of the risks associated with leverage, see Item 1A.—Risk Factors—Fund-Level Borrowings in this Annual Report on Form 10-K.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j‑1 under the 1940 Act (the "Code of Ethics") and the Investment Adviser has adopted a code of ethics pursuant to Rule 204A‑1 under the Advisers Act (the "Adviser's Code of Ethics"), each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the Code of Ethics and/or the Adviser's Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the applicable code's requirements. The Code of Ethics is available on the SEC's website at www.sec.gov.
Compliance Policies and Procedures
We and the Investment Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws and we are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering these policies and procedures.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. The guidelines will be reviewed periodically by the Investment Adviser and our Independent Trustees, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, the Investment Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote proxies related to our securities in a timely manner free of conflicts of interest and in our best interests.
The policies and procedures for voting proxies for the investment advisory clients of the Investment Adviser are intended to comply with Section 206 of, and Rule 206(4)‑6 under, the Advisers Act.
Proxy Policies
The Investment Adviser will vote proxies relating to our securities in our best interest. It will review on a case‑by‑case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on its clients' portfolio securities, it may vote for such a proposal if there exists compelling long‑term reasons to do so.
The proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring each of its clients' investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain, without charge, information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, 1633 Broadway, 48th Floor, New York, New York 10019.
Staffing
We do not have any employees. Our day‑to‑day investment operations are managed by the Investment Adviser and the Administrator. See "—Investment Advisory and Management Agreement" and "—Administration Agreement" in this Annual Report on Form 10-K. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, including the compensation of our chief financial officer and chief compliance officer, and their respective staffs. For a more detailed discussion of the Administration Agreement, see Item 8—Financial Statements and Supplementary Data—Note 5. Agreements and Related Parties in this Annual Report on Form 10-K.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the "JOBS Act") and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur if the market value of our Shares that are held by non‑affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non‑convertible debt securities during the preceding three‑year period. There is currently no public market for our Shares and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding their assessment of their respective internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports are required to disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
Reporting Obligations
In order to be regulated as a BDC under the 1940 Act, we are required to register a class of equity securities under the Exchange Act. As a result, we have filed a Registration Statement for our Shares with the SEC under the Exchange Act. We are required to file annual reports, quarterly reports and current reports with the SEC. This information is available on the SEC's website at www.sec.gov.
In addition to the above regulatory filings, we shall provide each shareholder with such additional information as it may reasonably request from time to time in connection with such shareholder's ongoing financial and operational due diligence.
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
We make available free of charge our reports, proxies and information statements and other information as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Information contained on the SEC's website about us is not incorporated into this Annual Report and should not be considered to be a part of this Annual Report.
Privacy Notice
Your privacy is very important to us. Our Privacy Notice sets forth our policies with respect to non-public personal information about our shareholders and prospective and former shareholders. These policies apply to our shareholders and may be changed at any time, provided a notice of such change is given to you. This notice supersedes any other privacy notice you may have received from us.
We will safeguard, according to strict standards of security and confidentiality, all information we receive about you. The only information we collect from you is your name, address, number of shares you hold and your social security number. This information is used only so that we can send you annual reports and other information about us, and send you proxy statements or other information required by law.
We do not share this information with any non-affiliated third party except as described below.
•Authorized Employees of our Investment Adviser.  It is our policy that only authorized employees of our investment adviser who need to know your personal information will have access to it.
•Service Providers.  We may disclose your personal information to companies that provide services on our behalf, such as recordkeeping, processing your trades, and mailing you information. These companies are required to protect your information and use it solely for the purpose for which they received it.
•Courts and Government Officials.  If required by law, we may disclose your personal information in accordance with a court order or at the request of government regulators. Only that information required by law, subpoena, or court order will be disclosed.
We seek to carefully safeguard your private information and, to that end, restrict access to non-public personal information about you to those employees and other persons who need to know the information to enable us to provide services to you. We maintain physical, electronic and procedural safeguards to protect your non-public personal information.
If you have any questions regarding this policy or the treatment of your non-public personal information, please contact our chief compliance officer at (212) 655-0291.

Item 1A.    Risk Factors
An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, our structure, our financial condition, our investments and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our Shares could decline. There can be no assurance that we will achieve our investment objective and you may lose all or part of your investment.
CERTAIN GENERAL RISKS OF AN INVESTMENT IN OUR SHARES
No Assurance of Investment Return
The Investment Adviser managed GIII as the Company's predecessor, but has not previously managed a BDC that offers securities on a continuous basis. Neither we nor the Investment Adviser or its respective affiliates can provide any assurance whatsoever that we will be successful in choosing, making and realizing investments in any particular portfolio company or portfolio companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of companies and transactions described herein. While we expect to make regular distributions of income, there can be no assurance that any shareholder will receive any distribution from us. Partial or complete sales, transfers or other dispositions of portfolio investments which may result in a return of capital or the realization of gains, if any, are generally not expected to occur for a number of years after an investment is made. Accordingly, an investment in us should only be considered by persons for whom a speculative, illiquid and long‑term investment is an appropriate component of a larger investment program and who can afford a loss of their entire investment.
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Finance Corporation ("NMFC"), GIII, NMF SLF I, Inc., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
We are generally not permitted to invest in any portfolio company in which New Mountain Capital or any of its affiliates currently have an investment or to make any co‑investments with New Mountain Capital or its affiliates, except to the extent permitted by the 1940 Act, or pursuant to previously obtained exemptive orders. This may adversely affect the pace at which we make investments.
Above Average Degree of Risk
The investments we may make may result in a higher amount of risk, volatility or loss of principal than alternative investment options. These investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our Shares may not be suitable for investors with lower risk tolerance.
Role of New Mountain Capital and its Professionals; No Dedicated Investment Team
Our investors are placing their entire Capital Commitment in the exclusive discretion of, and are dependent upon the skill and experience of, New Mountain Capital and the Investment Adviser. Shareholders will be relying on the ability of the Investment Adviser to identify, structure and implement the investments to be made using the capital available to us. shareholders have no rights or powers to take part in our management or making investment decisions and will not receive the amount of any portfolio company's financial information that is generally available to the Investment Adviser. The Investment Adviser, subject to the oversight of our Board, has sole and absolute discretion in identifying, structuring, negotiating, purchasing, financing and eventually divesting investments on our behalf (subject to specified exceptions). The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments. Our success will also depend in part upon the skill, expertise and ability of New Mountain Capital's investment professionals and, as more fully discussed below, the management of portfolio companies. The interests of these professionals in New Mountain Capital and the incentive fee should tend to discourage them from withdrawing from participation in our investment activities. However, there can be no assurance that such professionals will continue to be associated with New Mountain Capital or the Investment Adviser throughout our life and a loss of the services of key personnel could impair New Mountain Capital's ability to provide services to us. There is ever‑increasing competition among alternative asset managers, financial institutions, private investment firms, financial sponsors, investment managers and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that New Mountain Capital personnel or its senior advisors will not be solicited by and join competitors or other firms and/or that New Mountain Capital will be able to hire and retain any new personnel or senior advisors that it seeks to maintain or add to its roster of investment professionals.
In addition, we do not have a dedicated investment team and will share personnel and other resources with New Mountain Capital's other funds and operations. New Mountain Capital personnel will devote such time to us as shall be reasonably necessary to conduct our business affairs in an appropriate manner. However, such personnel will work on and devote substantial time to other projects, including New Mountain Capital's existing funds, vehicles and accounts and their investments, and, therefore, conflicts exist in the allocation of management time, services and functions. We will have no interest in such other investments, funds, vehicles and accounts where team members spend time. While there are a substantial number of investment team members who will devote such time to us as shall be reasonably necessary as described above, certain of the New Mountain Capital personnel devote, and are required to continue to devote, a majority and primary amount of his or her business time to New Mountain Capital's other funds, their respective portfolio companies and matters relating thereto, which will necessarily limit the amount of time such personnel are able to dedicate to us. As a result, the Investment Adviser and its affiliates' ability to access professionals and resources within New Mountain Capital for our benefit as described in this Annual Report on Form 10-K will be limited. Such access may also be limited by the internal compliance policies of New Mountain Capital or other legal or business considerations, including those constraints generally discussed herein.
The Investment Adviser is managed by an Investment Committee, which oversees our investment activities. The Investment Committee currently consists of six members. The loss of any member of the Investment Committee or of other senior professionals of the Investment Adviser and its affiliates without suitable replacement could limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows. To achieve our investment objective, the Investment Adviser may hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. If the Investment Adviser is unable to find investment professionals or do so in a timely manner, our business, financial condition and results of operations could be adversely affected.
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by the majority of our Board or by the shareholders holding a majority of our outstanding voting Shares, upon 60 days' notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Investment Adviser. Moreover, it may be an event of default under the terms of the subscription facility and/or other credit facilities for us, if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.
Compensation Arrangements
The Investment Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Investment Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is payable quarterly in arrears at an annual rate based on Managed Capital as of the last day of the applicable quarter. Because the incentive fee is based on the performance of our portfolio, the Investment Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Investment Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the Managed Capital as of the last day of the applicable quarter, which includes any outstanding borrowings under any subscription line drawn in lieu of capital calls, the Investment Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the Managed Capital as of the last day of the applicable quarter. Moreover, the Investment Adviser's clawback obligation may create an incentive for the Investment Adviser to delay our liquidation where a clawback obligation would be owed. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our shareholders. Our compensation arrangements could therefore result in us making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Potential Conflicts of Interest in this Annual Report on Form 10-K.
Our Investment Advisory Agreement entitles the Investment Adviser to receive an incentive fee based on Pre‑Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Investment Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre‑Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Investment Adviser is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in us paying an incentive fee on income we never received.
Indemnification
We will be required to indemnify any person who has served as our trustee, officer or employee, the Investment Adviser and each of their respective affiliates and related parties, and each person serving, or who has served, as a member of New Mountain Capital's Executive Advisory Council or the advisory committee (collectively, the "Covered Persons") for liabilities incurred in connection with our affairs. Such liabilities may be material and have an adverse effect on the returns to shareholders. For example, in their capacity as directors of portfolio companies, the members, managers or affiliates of New Mountain Capital may be subject to derivative or other similar claims brought by stockholders of such companies. The indemnification obligation (including the advancement of expenses in connection therewith) would be payable from our assets. Furthermore, as a result of the provisions contained in our Declaration of Trust, shareholders may have a more limited right of action in certain cases than it would in the absence of such limitations. For example, Covered Persons will not owe a duty of care equivalent to a "negligence" standard, but rather the Declaration of Trust provides that the Covered Persons will not be liable unless they act with "gross negligence." Further, members of the advisory committee will not be held to a "gross negligence" standard, but will only be liable for fraud, bad faith, or willful misconduct. In addition, under the Declaration of Trust, we are required to advance the costs and expenses of an indemnitee pending the outcome of the particular matter (including determinations as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person's entitlement to indemnification), and as such, there may be periods where we are advancing expenses to an individual or entity with whom we are not aligned or is otherwise an adverse party in a dispute.
Limited Recourse
Subject to the requirements of the 1940 Act, the Investment Advisory Agreement and Administration Agreement each include exculpation, indemnification and other provisions that will limit the circumstances under which the Investment Adviser and the Administrator, respectively, can be held liable to us. In addition, investors should note that the Declaration of Trust contains provisions that, subject to applicable law, reduce or eliminate the liability of Covered Persons and limit remedies of the shareholders. Additionally, certain service providers to us, the Investment Adviser, the Administrator, their respective affiliates and other persons, including, without limitation, the members of the advisory committee, may be entitled to exculpation and indemnification. As a result, the shareholders may have a more limited right of action in certain cases than they would in the absence of such limitations.
Misconduct of Employees and of Third‑Party Service Providers
Misconduct by employees of the Investment Adviser or by third‑party service providers could cause significant losses to us. Our Board has determined that the compliance policies and procedures of the Investment Adviser and other service providers are reasonably designed to prevent violations of securities laws, but there is no assurance that these policies will prevent violations or other activities that could harm us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities, or concealing unsuccessful trading investments (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third‑party service providers, including, without limitation, failing to recognize trades, misappropriating assets or a failure of a custodian that holds our securities. In addition, employees and third‑party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. It is not always possible to deter misconduct by employees or service providers, and the precautions the Investment Adviser takes to detect and prevent this activity may not be effective in all cases. No assurances can be given that the due diligence performed by the Investment Adviser will identify or prevent any such misconduct.
Limited Operating History
We have limited operations and therefore have limited meaningful operating history upon which an investor may evaluate our performance. The prior investment performance described herein, including with respect to GIII, as with all performance data, can provide no assurance of our future results. The investment performance of the previous credit funds managed by New Mountain Capital, including GIII, contained herein were achieved under different market conditions and with involvement from investment professionals that may not be involved with our investment activities. Moreover, we are subject to all of the business risks and uncertainties associated with any new fund, including the risk that it will not achieve our investment objective and that the value of one of our Shares could decline substantially. The past performance of New Mountain Capital or the Investment Adviser's investment professionals is not a reliable indicator of our future performance.

Accordingly, investors should draw no conclusions from the performance of any previous credit platform vehicles and should not expect to achieve similar results.

The Investment Adviser manages four other companies, other than us, that are regulated as BDCs and RICs. The 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to the other investment vehicles previously managed by the investment professionals of the Investment Adviser. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in qualifying assets such as U.S. private or thinly traded companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under Subchapter M of the Code requires satisfaction of source‑of‑income, asset diversification and annual distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or as a RIC and could force us to pay unexpected taxes and penalties, which would have a material adverse effect on our performance. If we fail to maintain our status as a BDC or qualify as a RIC, our operating flexibility could be significantly reduced.

The Investment Adviser depends on its broader organization's relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the investment professionals of the Investment Adviser fail to maintain existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the investment professionals of the Investment Adviser have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that any relationships they currently or may in the future have will generate investment opportunities for us.

We anticipate that our investment strategy may include both primary originations and secondary market purchases. While loans that we originate and loans we purchase in the secondary market face many of the same risks associated with the financing of leveraged companies, we may be exposed to different risks depending on specific business considerations for secondary market purchases or origination of loans. Primary originations require substantially more time and resources for sourcing, diligencing and monitoring investments, which may consume a significant portion of our resources. Further, the valuation process for primary originations may be more cumbersome and uncertain due to the lack of comparable market quotes for the investment and would likely require more frequent review by an independent valuation firm. This may result in greater costs for us and fluctuations in the monthly valuations of investments that are primary originations. As a result, this strategy may result in different returns from these investments than the types of returns experienced from secondary market purchases of debt securities and may result in the partial or complete loss of your investment.
Risk of Geopolitical Unrest, Terrorist Attacks, or Acts of War
The continued threat of global terrorism and the impact of military and other action will likely continue to cause volatility in the economies of certain countries and various aspects thereof, including in prices of commodities, and could affect our financial results. Our portfolio investments may involve significant strategic assets having a national or regional profile. The nature of these assets could expose them to a greater risk of being the subject of a terrorist attack than other assets or businesses. Any terrorist attacks that occur at or near such assets would likely cause significant harm to employees, property and, potentially, the surrounding community, and may result in losses far in excess of available insurance coverage. As a result of global events and continued terrorism concerns, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees for claims resulting from acts of terrorism, war or similar events. As a result of a terrorist attack or terrorist activities in general, we may not be able to obtain insurance coverage and other endorsements at commercially reasonable prices or at all.
In addition, various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties. Such events, including rising trade tensions between the United States and China; other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries; the ongoing conflict between Russia and Ukraine; and ongoing conflict in the Middle-East, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risk of Tariffs
Potential significant changes in U.S. trade policies and potential tariffs may create uncertainty regarding the relationship between the United States and certain other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
CERTAIN RISKS RELATING TO PORTFOLIO INVESTMENTS
Operating and Financial Risks of Portfolio Companies
Companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment or an economic downturn. As a result, companies which we expect to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on the ability to restructure and effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that any person (including us) will be able to successfully identify and implement such restructuring programs and improvements.
Although New Mountain Capital's investment strategy includes a focus on tight control of risk, there can be no assurance that the various risks of an investment will be successfully controlled or that losses can be avoided. There can be no assurance that New Mountain Capital’s methods of seeking to minimize risks will accurately address future risk exposures. Risk management techniques are based in part on the observation of historical market behavior, which may not predict market divergences that are larger than historical indicators. Also, information used to manage risks may not be accurate, complete or current, and such information may be misinterpreted. In certain situations New Mountain may be unable to, or may choose not to, implement risk management strategies because of the costs involved or other relevant circumstances or business judgments, and even if risk management strategies are utilized, such strategies cannot fully insulate the Company from the risks inherent in its planned activities. No risk management system is fail-safe.
Investments in small and middle market businesses are highly speculative and involve a high degree of risk of credit loss. These risks are likely to increase during volatile economic periods, such as those the United States and many other economies have recently experienced. Among other things, these companies:
•may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood that we realize any guarantees from subsidiaries or affiliates of our portfolio companies that we may have obtained in connection with our investment, as well as a corresponding decrease in the value of any equity components of our investments;
•may have shorter operating histories, narrower product lines, smaller market shares and/or more significant customer concentrations than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation and/or, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence;
•may be targets of cybersecurity or other technological risks;
•may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition.
In addition, in the course of providing significant managerial assistance to certain of our eligible portfolio companies, certain of our officers and trustees may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, our officers and trustees may be named as defendants in such litigation, which could result in an expenditure of funds (through our indemnification of such officers and trustees) and the diversion of management time and resources.

Investments in Highly Leveraged Companies
Our investments may include companies whose capital structures may have significant leverage. Such investments also involve a higher degree of risk and increase the investment's exposure to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the markets generally. Moreover, any rise in interest rates may significantly increase the interest expense related to a portfolio investment, causing losses and/or the inability to meet debt obligations and covenants. Our investments may involve varying degrees of leverage, which could magnify the impact of circumstances such as unfavorable market or economic conditions, operating problems and other general business and economic risks and/or changes that affect the relevant portfolio company or its industry, resulting in a more pronounced effect of such circumstances on the profitability or prospects of such companies. In using leverage, these companies may be subject to terms and conditions that include restrictive financial and operating covenants, which may impair their ability to finance or otherwise pursue their future operations or otherwise satisfy additional capital needs and may limit such company's flexibility to respond to changing business and economic conditions. If a portfolio company cannot generate adequate cash flow to meet its debt obligations (including obligations to us), we may suffer a partial or total loss of capital invested in the portfolio company.
Defaults
A portfolio company's failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross‑defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt and/or equity securities that we hold.
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.
Unfunded Debt Commitments and Follow‑On Investments
We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. We expect that certain of our investments will take the form of unfunded commitments that we will be contractually obligated to fund on the demand of a borrower or other counterparty. We will not be able to control when, or if, these unfunded debt commitments are funded. Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as "follow‑on" investments, in order to, among other things, (i) increase or maintain in whole or in part our position as a creditor or equity ownership percentage, (ii) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing, or (iii) preserve or enhance the value of our initial and overall investment. We may elect not to make follow‑on investments or may otherwise lack sufficient funds to make these investments. We have the discretion to make follow‑on investments, subject to the availability of capital resources, and the limitations of the 1940 Act. If we fail to make follow‑on investments, the continued viability of a portfolio company and our initial investment, or may, in some circumstances, result in a missed opportunity for us to increase our participation in a successful operation and our expected return on the investment may be reduced. Even if we have sufficient capital to make a desired follow‑on investment, we may elect not to make a follow‑on investment because of regulatory, tax, diversification or asset profiles or we may not want to increase our concentration of risk, either because we prefer other opportunities or because we are subject to BDC requirements that would prevent such follow‑on investments or such follow‑on investments would adversely impact our ability to qualify for or maintain our RIC tax treatment.
Portfolio Companies' Other Debts
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We can invest in portfolio companies at all levels of the capital structure. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, these debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. In addition, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying the senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Prepayments
We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, subject to qualification for or maintenance of our RIC tax treatment, we will generally use these proceeds to pay down our credit facilities and later draw additional amounts under our credit facilities to fund new portfolio investments. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity.
Fund‑Level Borrowings
Subject to the limitations set forth in the Declaration of Trust and in accordance with the 1940 Act, we may, borrow funds to fulfill the working capital needs of the Company, including, without limitation, to (i) cover organizational and offering expenses and fund expenses, (ii) provide financing to consummate the purchase of portfolio investments; (iii) make repurchases of Shares; or (iv) provide financing for debt investments, and may, to the extent consistent with RIC requirements, withhold from distributions amounts necessary to repay such borrowings. The interest expense and other costs incurred in connection with such borrowings may not be recovered by income from investments purchased by us. If investment results fail to cover the cost of borrowings, the value of the portfolio held by us will decrease faster than if there had been no such borrowings. Additionally, if the investments fail to perform to expectation, the interests of our shareholders will be subordinated to such leverage, which will compound any such adverse consequences. In connection with one or more credit facilities entered into by us, distributions to the shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Certain borrowings may be secured by assignment of the obligations of the shareholders to make capital subscriptions to us and a security interest in investments. Any default by us under such a credit facility could enable a lender to take action against any shareholder to the extent of its then‑remaining undrawn commitments. Additionally, in the event of a failure to pay or other event of default under any such credit facility, the lenders could require investors to fund their entire remaining unfunded commitments. Leverage may limit the shareholders' ability to use their interests in us as collateral for other indebtedness. If we default on secured indebtedness, the lender may foreclose and we could lose our entire investment in the security for such loan. A credit facility at the fund level may also place restrictions on payments to equity holders, including prohibitions on payments in the event of any default (or continuance thereof) under such credit facility.
The Investment Adviser may, and intends to, fund the making of portfolio investments and fulfilling other capital needs with proceeds from drawdowns under one or more revolving credit facilities (the collateral for which can be, for example, one or more of our assets, i.e., asset‑backed facilities, or the undrawn capital commitments of investors, i.e., subscription lines) after calling for capital subscriptions. Capital calls, including those used to pay interest on subscription lines, asset‑back facilities and other indebtedness, may from time to time be "batched" together into larger, less frequent capital calls or closings, with our interim capital needs being satisfied by us borrowing money from such credit facilities. The interest expense and other costs of any such borrowings will be fund expenses and, accordingly, decrease our net returns.
Leverage arrangements ("Leverage Arrangements") into which we may enter may include covenants that, subject to exceptions, restrict our ability to pay distributions, create liens on assets, make investments, make acquisitions and engage in mergers or consolidations. Such Leverage Arrangements may also include a change of control provision that accelerates the indebtedness under the facility in the event of certain change of control events. Complying with these restrictions may prevent us from taking actions that we believe would help us grow our business or are otherwise consistent with our investment objective. These restrictions could also limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities. In addition, the restrictions contained in a credit facility could limit our ability to make distributions to our shareholders in certain circumstances, which could result in us failing to qualify as a RIC and thus becoming subject to U.S. federal income tax (and any applicable state and local taxes).
To the extent we borrow money to make investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of elevated interest rates, our cost of funds would increase, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest from our investments and our cost of funds will also decrease to a lesser extent, resulting in lower net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

The 1940 Act, as amended by the Small Business Credit Availability Act, permits a BDC to reduce the required minimum asset coverage ratio applicable to it from 200% to 150% (which means we can borrow $2 for every $1 of our equity), subject to certain requirements described therein. We have elected to be subject to the reduced asset coverage ratio of 150% in order to maintain maximum flexibility with respect to our leverage strategy.

"Covenant-Lite" Loans
Some of our debt investments may have less restrictive covenant terms that provide us with fewer protections, called "covenant-lite" loans, that generally provide for fewer financial covenants on the borrowers. In particular, borrowers under such covenant-lite loans may have greater flexibility in how they manage their financial condition. As a result, we may face challenges in recovering on such covenant-lite loans, to the extent they go into distress, and may lack options that would normally be available to us as a lender under more traditional debt structures.
Broad Investment Mandate; Unspecified Investments
A purchaser of the Shares must rely upon the ability of the Investment Adviser to identify, structure and implement portfolio investments consistent with our investment objectives and policies. The Investment Adviser may be unable to find a sufficient number of attractive opportunities to meet our investment objectives. Our success will depend on the ability of the Investment Adviser to identify suitable portfolio investments, to negotiate and arrange the closing of appropriate transactions, and to arrange the timely disposition of portfolio investments.
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. As a result, our Board may be able to change our investment policies and objectives without any input from the shareholders. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies could have on our business and operating results. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our shareholders.
Risk of Limited Number of Investments; Dependence on Performance of Certain Investments
We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment. Moreover, there are no assurances that all of our portfolio investments will perform well or even return capital. Therefore, if certain portfolio investments perform unfavorably, for us to achieve above‑average returns, one or a few of our portfolio investments must perform well. There can be no assurance that this will be the case. In addition, other than us seeking to meet the diversification requirements by virtue of our intention to be a RIC for U.S. federal income tax purposes, investors have no assurance as to the degree of diversification of our portfolio investments, either by geographic region, industry or transaction type. To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto. In addition, certain geographic regions, industries and/or sub‑sectors may be more adversely affected from economic pressures when compared to other geographic regions, industries or sub‑sectors.
A high concentration of our portfolio companies in a particular geographic area magnifies the effects of downturns in that geographic area and could have a disproportionate adverse effect on the value of our investments. If we have a concentration of portfolio companies in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Factors that may negatively affect economic conditions in these states or countries include: business layoffs, downsizing or relocations, industry slowdowns, and changing demographics.
Influence over Management
Although we will primarily make debt and non‑control equity investments, we may make investments that allow us to exercise certain influence over management and the strategic direction of a portfolio company, subject to the restrictions under the 1940 Act. The exercise of influence over a company imposes additional risks of liability for environmental damage, product defects, failure to supervise management and other types of liability in which the limited liability characteristic of business operations may be ignored. The exercise of influence over an investment could expose our assets to claims by such portfolio companies, their stockholders and their creditors. While the Investment Adviser intends to manage us in a manner that will minimize the exposure of these risks, the possibility of successful claims cannot be precluded.
Illiquid and Long‑Term Investments
Investment in us requires a long-term commitment with no certainty of return. Many of our portfolio investments will be highly illiquid, and we may not be able to realize on such portfolio investments in a timely manner. It is anticipated that there will be a significant period of time (up to four years) before we will have completed making investments in portfolio companies. Such portfolio investments are currently expected by New Mountain Capital to mature in approximately four to seven years (or longer) from the date of initial investment, although we expect many portfolio investments will be refinanced prior to their maturity. Although portfolio investments made by us are expected to generate current income, the return of capital and the realization of gains, if any, from a portfolio investment generally will occur only upon the partial or complete disposition or refinancing of such portfolio investment. While a portfolio investment may be sold or repaid at any time, it is not generally expected that this will occur for a number of years after the portfolio investment is made. Transaction structures typically will not provide for liquidity of our portfolio investments prior to that time. Often, there will be no readily available market for portfolio investments made by us, if at all. Disposition of such portfolio investments may require a lengthy time period.
In most cases, there will be no public market for the securities held by us at the time of their acquisition. We will generally not be able to sell the securities of portfolio companies through the public markets unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Additionally, there can be no assurances that investments can be sold on a private basis. Our ability to quickly sell or exchange any of our portfolio companies in response to changes in economic and other conditions will be limited. In addition, in some cases we may be prohibited by contract or legal or regulatory reasons from selling certain securities or other instruments for a period of time (e.g., due to limitations on sale arising from contractual lockups, obligations to receive consent to transfer or assign interests, or rights of first offer), and as a result may not be permitted to sell a portfolio investment at a time we might otherwise desire to do so. To the extent that there is no trading market for a portfolio investment, we may be unable to liquidate that portfolio investment or may be unable to do so at a profit. Moreover, there can be no assurances that private purchasers of our portfolio investments will be found.
We may experience difficulty in the sale of a portfolio company interest and could be forced to sell at a price that reduces the return to our investors. Markets are affected by many factors that are out of our control, including the availability of financing, interest rates and other factors, as well as supply and demand. As a result, we cannot predict whether we will be able to sell our interest in a portfolio company or whether such sale could be made at a favorable price or on terms acceptable to us. Negative market conditions may cause us to sell interests for less than their carrying value, which could result in impairments. We also cannot predict the length of time which will be needed to obtain a purchaser or to complete the sale of any interest. No assurances can be given that we will recognize full value, at a price and at terms that are acceptable to us, for any interest that we are required to sell for liquidity reasons. Our inability to respond rapidly to changes in the performance of our investments could adversely affect our financial condition and results of operations.
Highly Competitive Market for Investment Opportunities
We compete for investments with other BDCs and investment funds (including private equity and hedge funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than us. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements that we must satisfy to maintain our tax treatment as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.
We may lose investment opportunities if our pricing, terms and structure do not match those of our competitors. With respect to the investments that we make, we do not seek to compete based primarily on the interest rates we may offer, and we believe that some of our competitors may make loans with interest rates that may be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. If we match our competitors' pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. If we are forced to match our competitors' pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Part of our competitive advantage stems from the fact that we believe the market for middle market lending is underserved by traditional bank lenders and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. We may also compete for investment opportunities with accounts managed by the Investment Adviser or its affiliates. Although the Investment Adviser allocates opportunities in accordance with its policies and procedures, allocations to such other accounts reduces the amount and frequency of opportunities available to us and may not be in our best interests and, consequently, our shareholders'. Moreover, the performance of investment opportunities is not known at the time of allocation. If we are not able to compete effectively, our business, financial condition and results of operations may be adversely affected. Because of this competition, there can be no assurance that we will be able to identify and take advantage of attractive investment opportunities that we identify or that we will be able to fully invest our available capital.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing Shares. These factors increase the uncertainty, and thus the risk, of investing in our Shares. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.
Managing Future Growth
Our ability to achieve our investment objective and to grow depends on the Investment Adviser's ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser's structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing on acceptable terms. The Investment Adviser has substantial responsibilities under the Investment Advisory Agreement and may also be called upon to provide managerial assistance to our eligible portfolio companies. These demands on the time of the Investment Adviser and its investment professionals may distract them or slow our rate of investment. In order to grow, we and the Investment Adviser may need to retain, train, supervise and manage new investment professionals. However, these investment professionals may not be able to contribute effectively to the work of the Investment Adviser. If we are unable to manage our future growth effectively, our business, results of operations and financial condition could be materially adversely affected.
Economic Recessions and Government Spending Cuts
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay their debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
Portfolio Company Management
Each portfolio company's day‑to‑day operations are the responsibility of such portfolio company's management team. Although New Mountain Capital is responsible for monitoring the performance of each portfolio investment, there can be no assurance that the existing management team, or any successor thereto, will be able to successfully operate the portfolio company in accordance with our plans and objectives. The success of each portfolio company depends in substantial part upon the skill and expertise of each portfolio company's management team. Additionally, portfolio companies will need to attract, retain and develop executives and members of their management teams. The market for executive talent is, notwithstanding general unemployment levels or developments within a particular industry, extremely competitive. There can be no assurance that portfolio companies will be able to attract, develop, integrate and retain suitable members of its management team and, as a result, such investment and we may be adversely affected thereby.
Lack of Control of Portfolio Companies
Although we may take controlling positions in the portfolio companies from time to time, we generally do not control most of the portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants that limit the business and operations of the portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the management of such company may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity of the investments that we typically hold, we may not be able to dispose of our investments in the event that we disagree with the actions of a portfolio company as readily as we would otherwise like to or at favorable prices which could decrease the value of our investments.
Investment in Restructurings
We may, either alone or in conjunction with one or more partners or co‑venturers, make portfolio investments in restructurings, which involve portfolio companies that are experiencing or are expected to experience severe financial difficulties. These financial difficulties may never be overcome and may cause such companies to become subject to bankruptcy proceedings. Such portfolio investments could, in certain circumstances, subject us to certain additional potential liabilities, which may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated, or disallowed or may be found liable for damages suffered by parties as a result of such actions. In addition, under certain circumstances, payments to us and distributions by us to shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, portfolio investments in restructurings may be adversely affected by statutes relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and a bankruptcy court's discretionary power to disallow, subordinate or disenfranchise particular claims or recharacterize portfolio investments made in the form of debt as equity contributions. These potential liabilities can adversely affect both the portfolio companies and their counterparties.

The success of our investment strategy may depend on our ability to restructure and effect improvements in the operations of a portfolio investment or expand the operations of a portfolio investment. The activity of identifying and implementing restructuring programs and operating improvements at portfolio investments entails a high degree of uncertainty. There can be no assurance that any person will be able to successfully identify and implement such restructuring programs and improvements or that we will have control or influence over such decisions.
Investments in Private and Less Established Companies; Risk of Fraud in Portfolio Companies
We invest primarily in privately held companies. There is generally little public information about these companies, and, as a result, we must rely on the ability of the Investment Adviser to obtain adequate information to evaluate the potential returns from, and risks related to, investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. They are, thus, generally more vulnerable to economic downturns and may experience substantial variations in operating results. These factors could adversely affect our investment returns.
Although we generally seek to invest in established companies with sound historical financial performance, we may also invest a portion of our assets in the securities of less established companies, or early stage companies. Portfolio investments in such early stage companies may involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, less mature companies could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which we invest, we may suffer a partial or total loss of capital invested in that company. The foregoing factors may increase the difficulty of valuing such investments. There can be no assurance that any such losses will be offset by gains (if any) realized on our other portfolio investments, and any such portfolio investment should be considered highly speculative and may result in the loss of our entire investment therein.
We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments, or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such portfolio companies may have a greater variability of returns, and a higher risk of failure, than more established companies. Such companies also may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel.
Risks of Technology‑Related Investments
We may invest in companies in rapidly changing fields, which may rely on the use of proprietary technology and be materially impacted by technological changes. Technological advancement is characterized by rapid change, evidenced by rapidly changing market conditions and participants, new competing products and improvements in existing products. Accordingly, companies relying on such technology may face special risks of product obsolescence. There can be no assurance that products sold by portfolio companies will not be rendered obsolete or adversely affected by competing products or that portfolio companies will not be adversely affected by other challenges inherent in businesses that may be significantly impacted by technological change, including a failure to successfully protect and enforce intellectual property and other rights, or failure to successfully implement and market new technology or proprietary systems.
Non‑U.S. Investments
We may invest a portion of our aggregate Capital Commitments outside of the United States. Non‑U.S. investments involve certain factors not typically associated with investing in the United States, including risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various foreign currencies in which our foreign portfolio investments are denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and foreign securities markets, including potential price volatility in and relative liquidity of some foreign securities markets, the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation; (iii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation, nationalization of business enterprises, and adverse economic and political development; (iv) the possible imposition of foreign taxes on income recognized with respect to such securities; (v) less developed laws regarding corporate governance, creditors' rights, fiduciary duties and the protection of investors; (vi) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (vii) political hostility to investments by foreign or private credit investors; and

(viii) less publicly available information. Such instability could result from, among other things, popular unrest associated with demands for improved political, economic and social conditions and popular unrest in opposition to government policies that facilitate direct foreign investment. Governments of certain of these countries have exercised and continue to exercise substantial influence over many aspects of the private sector. We generally do not intend to obtain political risk insurance. Accordingly, government actions in the future could have a significant effect on economic conditions in such countries, which could affect private sector companies and the return from investments. Exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on repatriation of capital, renunciation of foreign debt, political, economic or social instability or other economic or political developments could adversely affect our portfolio companies holding assets or engaged in business in a particular country.
In addition, portfolio companies located in non‑U.S. jurisdictions may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in U.S. jurisdictions. To the extent such non‑U.S. laws and regulations do not provide us with equivalent rights and privileges necessary to promote and protect our interest in any such proceeding, our investments in any such portfolio company may be adversely affected. While the Investment Adviser intends, where appropriate, to manage us in a manner that will minimize exposure to the foregoing risks, to the extent practicable, there can be no assurance that adverse developments with respect to such risks will not adversely affect our assets that are held in certain countries.
Hedging Policies/Risks
In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates to the extent permitted by the 1940 Act. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in commodity prices, interest rates, securities prices, currency exchange rates and/or other events relating to such hedging transactions may result in a poorer overall performance for us than if it had not entered into such hedging transactions. The Investment Adviser may not hedge against a particular risk because it does not regard the probability of the risk occurring to be sufficiently high as to justify the cost of the hedge, or because it does not foresee the occurrence of the risk. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. Costs related to hedging arrangements may be borne by us.
Hedging; Derivative Instruments
In 2020, the SEC adopted Rule 18f-4 under the 1940 Act, which relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, for which compliance was required beginning in August 2022, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Debt and Mezzanine Investments
Our investments are almost entirely rated below investment grade or may be unrated, which are often referred to as "leveraged loans", "high yield" or "junk" securities, and may be considered "high risk" compared to debt instruments that are rated investment grade. High yield securities are regarded as having predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal in accordance with the terms of the obligations and involve major risk exposure to adverse conditions. In addition, high yield securities generally offer a higher current yield than that available from higher grade issues, but typically involve greater risk. These securities are especially sensitive to adverse changes in general economic conditions, to changes in the financial condition of their issuers and to price fluctuation in response to changes in interest rates. During periods of economic downturn or rising interest rates, issuers of below investment grade instruments may experience financial stress that could adversely affect their ability to make payments of principal and interest and increase the possibility of default.
Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company's obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company's remaining assets, if any.
We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies' collateral, if any, will secure the portfolio company's obligations under our outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors' claims against the portfolio company's remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make to the portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.
Our investment in any mezzanine securities may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency. Mezzanine investments generally are subject to various risks including, without limitation: (i) a subsequent characterization of an investment as a "fraudulent conveyance" under relevant creditors' rights laws, possibly resulting in the avoidance of collateral securing the investment or the cancellation of the obligation representing the investment; (ii) the recovery as a "preference" of liens perfected or payments made on account of a debt in certain periods before a bankruptcy filing; (iii) equitable subordination claims by other creditors; (iv) so‑called "lender liability" claims by the issuer of the obligations; and (v) environmental liabilities that may arise with respect to collateral securing the obligations. Additionally, adverse credit events with respect to any portfolio entity, such as missed or delayed payment of interest and/or principal, bankruptcy, receivership or distressed exchange, can significantly diminish the value of our investment in any such company.
Equity Investments
When we invest in portfolio companies, we may acquire warrants or other equity-related securities of portfolio companies as well. We may also invest in equity-related securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

Repurchase Agreements
Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker‑dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus a premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under our repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce our rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses associated with enforcing our rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
Original Issue Discount and Payment‑In‑Kind Instruments
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non‑cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Investment Adviser's future base management fees, which thus increases the Investment Adviser's future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan‑to‑value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid‑in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non‑cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our tax treatment as a RIC; and
•original issue discount may create a risk of non‑refundable cash payments to the Investment Adviser based on non‑cash accruals that may never be realized.
Risks Relating to Due Diligence of and Conduct at Portfolio Companies
Before making portfolio investments, the Investment Adviser typically conducts due diligence that they deem reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence may entail evaluation of, among other things, important and complex business, financial, tax, accounting, environmental, social, governance and legal issues. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third‑party investigations and reports. The due diligence investigation that the Investment Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the portfolio investment being successful. There can be no assurance that attempts to provide downside protection with respect to portfolio investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk.
There can be no assurance that we will be able to detect or prevent irregular accounting, employee misconduct or other fraudulent practices during the due diligence phase or during our efforts to monitor the portfolio investment on an ongoing basis or that any risk management procedures implemented by us will be adequate. In the event of fraud by any portfolio company or any of its affiliates, we may suffer a partial or total loss of capital invested in that portfolio company. An additional concern is the possibility of material misrepresentation or omission on the part of the portfolio company or the seller. Such inaccuracy or incompleteness may adversely affect the value of our securities and/or instruments in such portfolio company. We rely upon the accuracy and completeness of representations made by portfolio companies and/or their former owners in the due diligence process to the extent reasonable when making our investments, but cannot guarantee such accuracy or completeness. We may elect to obtain a representations and warranties insurance policy that may provide protection to us in the event of losses arising from the inaccuracy or incompleteness of any such representation. However, there is no guarantee that we would be able to obtain recovery under any such insurance policy, or that such recovery will be sufficient. In addition, in a transaction where we have obtained such a policy, recourse to the former owners of a portfolio company may be severely limited or even eliminated, and recovery under such policy may effectively be the sole source of recovery for us in such circumstance. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.
Consultants, legal advisors, appraisers, accountants, investment banks and other third parties may be involved in the due diligence process and/or the ongoing operation of our portfolio companies to varying degrees depending on the type of investment. For example, certain asset management, finance, administrative and other similar functions may be outsourced to a third‑party service provider whose fees and expenses will be borne by such portfolio company or us and will not offset the management fee. Such involvement of third‑party advisors or consultants may present a number of risks primarily relating to the Investment Adviser's reduced control of the functions that are outsourced. In addition, if the Investment Adviser is unable to timely engage third‑party providers, their ability to evaluate and acquire more complex targets could be adversely affected.
Currency and Exchange Rate Risks
A portion of our portfolio investments, and the income received by us with respect to such portfolio investments, may be denominated in currencies other than U.S. dollars. However, our books will be maintained, and capital subscriptions to and distributions from us generally will be made, in U.S. dollars. Accordingly, changes in currency exchange rates may adversely affect the dollar value of portfolio investments, interest amounts and other payments received by us, gains and losses realized on the sale of investments and the amount of distributions, if any, to be made by us. We will incur costs in converting investment proceeds from one currency to another. The Investment Adviser may enter into hedging transactions designed to reduce such currency risks. See also "Hedging Policies/Risks" above. Furthermore, Shares are denominated in U.S. dollars. Investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in foreign currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Shares.
Public Company Holdings
To maintain our status as a BDC, we are not permitted to acquire any assets other than in "qualifying assets" specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow‑on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment.
Bridge Financings
We may provide interim financing to, or make investments that are intended to be of a temporary nature in equity or debt securities of, any portfolio company or any affiliate thereof in connection with or subsequent to an investment by us in such portfolio company. Such bridge loans would typically be convertible into a more permanent, long‑term security; however, for reasons not always in our control, such long‑term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate or other terms of such financings may not adequately reflect the risk associated with the position taken by us. Such financings may be entered into at prospective returns below our target investment returns. Therefore, such financing that is not exited as originally anticipated, even if successfully recovered by us, could significantly reduce our overall investment returns.

Uncertainty of Financial Projections
The Investment Adviser will generally establish the pricing of transactions and the capital commitment amount to portfolio companies on the basis of financial projections for such portfolio companies. Estimates or projections of economic and market conditions, supply and demand dynamics and other key investment‑related considerations are key factors in evaluating potential investment opportunities and valuing our investment program. It is possible for such estimates and projections to be significantly revised from time to time, creating significant changes in the value of the company subject to such factors. Projected operating results are normally based primarily on management judgments. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that any projections, forecasts or estimates referred to will prove to be accurate or that projected, forecasted or estimated results will be obtained. Actual results may vary significantly from the projections, forecasts or estimates provided. General economic, political and market conditions, which are not predictable, can have a material adverse impact on the reliability of such projections, forecasts or estimates.
Availability of Insurance Against Certain Catastrophic Losses
With respect to portfolio investments, the Investment Adviser may seek to require the underlying portfolio company and/or project to obtain liability, fire, flood, extended coverage and rental loss insurance with insured limits and policy specifications that they believe are customary for similar investments. However, certain losses of a catastrophic nature, such as wars, natural disasters, terrorist attacks, or other similar events, may be either uninsurable or insurable at such high rates that to maintain such coverage would cause an adverse impact on the related investments. In general, losses related to terrorism are becoming harder and more expensive to insure against. Most insurers are excluding terrorism coverage from their all‑risk policies. In some cases, the insurers are offering significantly limited coverage against terrorist acts for additional premiums which can greatly increase the total costs of casualty insurance for a portfolio company. As a result, not all portfolio investments may be insured against terrorism. If a major uninsured loss occurs, we could lose both invested capital in and anticipated profits from the affected portfolio investments.
Global Climate Change Risk
Climate change creates physical and financial risk and potential portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through, for example, decreased revenues, which may, in turn, impact the valuation of such portfolio companies. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. Although the United States rejoined the Paris Agreement in 2021, the current administration has announced the United States would cease participation. Additionally, the Inflation Reduction Act of 2022 included several measures designed to combat climate change, including restrictions on methane emissions. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

Corporate Social Responsibility Risks
Our business faces increasing public scrutiny related to environmental, social and governance ("ESG") activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.
Force Majeure Risk
Portfolio companies may be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, civil unrest, acts of God, fire, flood, earthquakes, hurricanes and other natural disasters, including extreme weather events from possible future climate change, outbreaks of an infectious disease, pandemics or any other serious public health concern, war, terrorism and labor strikes). Some force majeure events may adversely affect the ability of a party (including a portfolio company or a counterparty to us or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically.
Recent Developments in the Banking Sector
In 2023 bank closures in the United States have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks – have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and shareholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Uncertainty caused by recent bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/ or adversely affect us, our portfolio companies or their respective financial performance.
Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Continued strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business. Continued strain on the banking system may adversely impact our business, financial condition and results of operations

CERTAIN RISKS RELATING TO OUR SHARES AND OPERATIONS
No Market for Shares; Transferability Restrictions
Our Shares have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Shares under the Securities Act or other securities laws will ever be effected. There is no public market for our Shares and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Shares. Each shareholders must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Shares for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its Shares to an accredited investor under applicable securities laws or in a manner permitted by the Declaration of Trust and consistent with such laws. Subject to a few limited exceptions, a shareholders will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Shares or any of its rights or obligations with respect to its Shares, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with our Declaration of Trust. We have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding as of the close of the previous calendar quarter. However, our Board may amend or suspend the share repurchase program at any time. As a result, Share repurchases may not be available in every quarter, or may only be available in an amount less than 5% of our Shares outstanding. Further, except in limited circumstances, voluntary withdrawals from us will not be permitted. Shareholders must be prepared to bear the risks of owning Shares for an extended period of time.

Status as a BDC
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70.0% of their total assets in qualifying assets such as U.S. private companies or thinly‑traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of the shareholders, we may elect to withdraw our election to be regulated as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a registered closed‑end investment company. Compliance with these regulations would significantly decrease our operating flexibility and could significantly increase our cost of doing business.
As a BDC, we are prohibited from acquiring any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. We may acquire in the future other investments that are not "qualifying assets" to the extent permitted by the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we would be prohibited from investing in additional assets, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow‑on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of these investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if a buyer is found, we may have to sell the investments at a substantial loss.
Valuation of Portfolio Investments
As noted above, there is no established market for many private investments and a portfolio company may not have any comparable companies for which public market valuations exist. Because there is significant uncertainty as to the valuation of illiquid investments, the values of such investments may not necessarily reflect the values that could actually be realized by us. Under certain conditions we may be forced to sell portfolio investments at lower prices than we expected to realize or defer, potentially for a considerable period of time, sales that we planned to make. In addition, under limited circumstances, the Investment Adviser may not have access to all material information relevant to a valuation analysis with respect to a portfolio investment. As a result, the valuation of our portfolio investments, and therefore, as a further result, the valuation of the Shares themselves (which is derived from the value of our portfolio investments), may be based on imperfect information and is subject to inherent uncertainties.
Some of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations monthly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
Our Board utilizes the services of one or more independent third‑party valuation firms to aid it in determining the fair value with respect to our material unquoted assets in accordance with our valuation policy. The inputs into the determination of fair value of these investments may require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non‑binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
The types of factors that our Board takes into account in determining the fair value of our investments generally include, as appropriate: available market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows and the markets in which it does business, comparisons of financial ratios of peer companies that are public, comparable merger and acquisition transactions and the principal market and enterprise values. Since these valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily-available market for these securities existed.
Due to this uncertainty, our fair value determinations may cause our net asset value, on any given date, to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. In addition, investors purchasing our Shares based on an overstated net asset value would pay a higher price than the realizable value that our investments might warrant.
We may adjust the valuation of our portfolio monthly to reflect our Board's determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.
Management of the Company
The Investment Adviser, subject to the oversight of our Board, has responsibility for our activities, and, other than as expressly set forth in the Declaration of Trust, the shareholders will generally not be able to make investment or any other decisions regarding our management. Other than as set forth herein and in the Declaration of Trust, the shareholders have no rights or powers to take part in our management or make investment decisions and will not receive the level of portfolio company financial information that is available to New Mountain Capital. Accordingly, no person should purchase a Share unless such person is willing to entrust all aspects of our management to New Mountain Capital and our Board.
The Investment Advisory Agreement and the Administration Agreement were negotiated between related parties. In addition, we may choose not to enforce, waive, or to enforce less vigorously, our respective rights and remedies under these agreements because of our desire to maintain our ongoing relationship with the Investment Adviser, the Administrator and their respective affiliates. Any such decision, however, could cause us to breach our fiduciary obligations to the shareholders.
Transactions with Affiliates
As a BDC, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits us from participating in certain "joint" transactions with certain of our affiliates, including New Mountain Finance Corporation, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., and NMF SLF I, Inc. and other funds and accounts that the Investment Adviser manages, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co‑investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub‑advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which are the issuer) from or to any fund or any portfolio company of a fund managed by the Investment Adviser, or entering into joint arrangements such as certain co‑investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We rely on exemptive relief granted to the Investment Adviser and certain of its affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
The Investment Adviser and Conflicts of Interest
Our executive officers and trustees, as well as the current or future investment professionals of the Investment Adviser, serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our shareholders' interests. The investment professionals of the Investment Adviser and/or New Mountain Capital employees that provide services pursuant to the Investment Advisory Agreement may manage other funds which may from time to time have overlapping investment objectives with our own and, accordingly, may invest in, whether principally or secondarily, asset classes similar to those targeted by us. If this occurs, the Investment Adviser may face conflicts of interest in allocating investment opportunities to us and such other funds. Although the investment professionals endeavor to allocate investment opportunities in a fair and equitable manner in accordance with the Investment Adviser's policies and procedures, it is possible that we may not be given the opportunity to participate in certain investments made by the Investment Adviser or persons affiliated with the Investment Adviser or that certain of these investment funds may be favored over us. When these investment professionals identify an investment, they may be forced to choose which investment fund should make the investment.
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On October 8, 2019, the SEC issued the Exemptive Order to the Investment Adviser and certain of its affiliates, as amended by a subsequent order granted on August 30, 2022, which superseded a prior order issued on December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching by us or our shareholders on the part of any person concerned, and (2) the potential coinvestment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objectives and strategies.
If the Investment Adviser manages certain other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance or an exemptive order from the SEC and our allocation procedures. In addition, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs. As a result, investors in our Shares invest in us on a "gross" basis and receive distributions on a "net" basis after our expenses. Also, the incentive fee payable to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments that are riskier or more speculative than would be the case in the absence of such compensation arrangements. Any potential conflict of interest arising as a result of the arrangements with the Investment Adviser could have a material adverse effect on our business, results of operations and financial condition.
License Agreement, Expenses Incurred and Conflicts of Interest including those Associated with the Valuation Process
We have entered into the Investment Advisory Agreement under which the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain Private Credit Fund" and "New Mountain". In addition, we reimburse the Administrator for the allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations to us under the Administration Agreement, such as, but not limited to, the allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This could create conflicts of interest that our Board must monitor.
Material, Non‑Public Information
The Investment Adviser's investment professionals, Investment Committee or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and our shareholders.
FOIA and Similar Laws
To the extent that the Investment Adviser determines in good faith that, as a result of the Freedom of Information Act ("FOIA"), any U.S. or non‑U.S. governmental public records access law, any state or other jurisdiction's laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, a shareholder or any of its affiliates may be required to disclose information relating to us, our affiliates and/or any entity in which an investment is made (other than certain fund‑level, aggregate performance information as described in the Declaration of Trust), and such disclosure could affect our competitive advantage in finding attractive investment opportunities. The amount of information that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our portfolio investments results from Shares being held by public investors, we may be adversely affected. The Investment Adviser may, to prevent any such potential disclosure, withhold all or any part of the information otherwise to be provided to such shareholder. Without limiting the foregoing, in the event that any party seeks the disclosure of information relating to us, our affiliates, and/or any entity in which an investment is made under FOIA or any such similar law, the Investment Adviser may, in its discretion, initiate legal action and/or otherwise contest such disclosure, which may or may not be successful, and any expenses incurred therewith will be borne by us. Conversely, potential future regulatory changes applicable to investment advisers and/or the accounts they advise could result in New Mountain Capital becoming subject to additional disclosure requirements, the specific nature of which is as yet uncertain.
Limited Access to Information
Shareholders' rights to information regarding us will be specified, and strictly limited, in the Declaration of Trust. In particular, it is anticipated that the Investment Adviser will obtain certain types of material information from portfolio investments that will not be disclosed to shareholders because such disclosure is prohibited for contractual, legal, or similar obligations outside of the Investment Adviser's control. Decisions by the Investment Adviser to withhold information may have adverse consequences for shareholders in a variety of circumstances. For example, a shareholder that seeks to transfer its Share may have difficulty in determining an appropriate price for such Share. Decisions to withhold information also may make it difficult for shareholders to monitor the Investment Adviser and its performance. Additionally, it is expected that shareholders who designate representatives to participate on the advisory committee may, by virtue of such participation and subject to applicable law, have more information about us and our portfolio investments in certain circumstances than other shareholders generally and may be disseminated information in advance of communication to other shareholders generally.
Possibility of Different Information Rights
Certain shareholders may request information from the Investment Adviser relating to us and our portfolio investments and the Investment Adviser may, subject to applicable law, including Regulation FD promulgated by the SEC, provide such shareholders with the information requested (subject to availability, confidentiality obligations and other similar considerations). Shareholders may also be entitled to receive additional or customized reporting relating to their investment in us pursuant to their side letters, which are particular to such shareholders and may not be available to other shareholder. Any such shareholders that request and receive such information will consequently possess information regarding our business and affairs that are not generally known to other shareholders. As a result, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take.
Amendments to our Declaration of Trust and Bylaws
Except as provided by our Certificate of Trust or the terms of any classes or series of shares and as provided below, our Declaration of Trust may be amended by the Board, without any action by our shareholders. Amendments to our Declaration of Trust that the Board determines would, viewed as a whole, materially and adversely affect the contract rights of our outstanding shares, but excluding amendments of the type specified in (a) Section 7.1 (Authorized Shares) of our Declaration of Trust or Section 10.2 (Conversion Event) or (b) Section 2-605 of the MGCL (both of which shall not require approval of any shareholder), must be approved by the Board and shareholders by the affirmative vote of a majority of the votes cast on the matter.
Our Board will have the exclusive power to adopt, alter or repeal any provision of our Bylaws and to make new bylaws.
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify for the tax benefits available to RICs and to avoid payment of excise taxes, we intend to distribute to our shareholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
Distributions
We intend to pay monthly distributions to the shareholders out of assets legally available for distribution. Such monthly distributions will generally consist of cash or cash equivalents, except that we may make distributions of assets in kind with the prior consent of each receiving shareholder. We cannot assure you that we will continue to achieve investment results or maintain a tax status that will allow us to make a specified level of cash distributions or year‑to‑year increases in cash distributions. In addition, our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. If we are unable to satisfy the asset coverage test applicable to us as a BDC, our ability to pay distributions to the shareholders could be limited. All distributions are paid at the discretion of our Board and depend on our earnings, financial condition, maintenance of our RIC tax treatment, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. The distributions that we pay to our shareholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital or gain from the sale or exchange of property for U.S. federal income tax purposes. We cannot assure shareholders that we will continue to pay distributions to the shareholders in the future.
Shareholders should understand that any distributions made from sources other than cash flow from operations or that are relying on fee or expense reimbursement waivers from the Investment Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Investment Adviser or the Administrator continues to make such expense reimbursements. shareholders should also understand that our future repayments to the Investment Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Investment Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements.
We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year‑to‑year increases in cash distributions. In particular, our future distributions are dependent upon the investment income we receive on our portfolio investments. To the extent such investment income declines, our ability to pay future distributions may be harmed.
Continuous Offering Risks
In light of the nature of our continuous offering and our investment strategy, we may need to be able to deploy capital quickly to capitalize on potential investment opportunities. If we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Shares in our continuous offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. In the event we are unable to find suitable investments, such cash may be maintained for longer periods, which would be dilutive to overall investment returns. This could cause a delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions. In the event we fail to timely invest the net proceeds of sales of our Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
Failure to Raise Substantial Funds
We may need additional capital to fund new investments and grow. We may access the capital markets periodically to issue equity securities. In addition, we may also issue debt securities or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs and limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. As a result, these earnings will not be available to fund new investments. If we are unable to access the capital markets or if we are unable to borrow from financial institutions, we may be unable to grow our business and execute our business strategy fully, and our earnings, if any, could decrease, which could have an adverse effect on the value of our securities.
Preferred Shares
Our Declaration of Trust authorizes our Board to designate and issue one or more classes or series of preferred shares without shareholder approval, and to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of each class or series of preferred shares so issued. Because our Board has the power to establish the preferences and rights of each class or series of preferred shares, it may afford the holders of any series or class of preferred share preferences, powers and rights senior to the rights of holders of Shares.
If we ever created and issued preferred shares with a distribution preference over our Shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the Shares. Further, holders of preferred shares are normally entitled to receive a liquidation preference in the event we liquidate, dissolve or wind up before any payment is made to the common shareholders, likely reducing the amount common shareholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred shares may render more difficult or tend to discourage a merger, offer or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management. Our Board has no present plans to issue any preferred shares, but may do so at any time in the future without shareholder approval.
Removal of the Investment Adviser or Administrator; Cancellation of Investment Period; Early Termination of the Company
Under the Investment Advisory Agreement, the Investment Adviser has the right to resign at any time upon 60 days' written notice, whether a replacement has been found or not. If the Investment Adviser resigns, we may not be able to find a new Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not able to be found on a timely basis, our business, results of operations and financial condition and our ability to pay distributions are likely to be materially adversely affected. In addition, if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser and its affiliates, the coordination of our internal management and investment activities is likely to suffer. Even if we are able to retain comparable management, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. The Administrator has the right to resign under the Administration Agreement upon 60 days' written notice, whether a replacement has been found or not. If the Administrator resigns, it may be difficult to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If a replacement is not found quickly, our business, results of operations and financial condition, as well as our ability to pay distributions, are likely to be adversely affected. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by the Administrator. Even if a comparable service provider or individuals to perform such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Therefore, there can be no certainty regarding our ability to consummate investment opportunities thereafter. Moreover, it is possible that we may be dissolved and terminated prematurely, and as a result, may not be able to accomplish our objectives and may be required to dispose of our investments at a disadvantageous time or make an in‑kind distribution (resulting in shareholders not having their capital invested and/or deployed in the manner originally contemplated).
Compliance with Anti‑Money Laundering Requirements
In response to increased regulatory concerns with respect to the sources of funds used in investments and other activities, we will request prospective and existing shareholders to provide additional documentation verifying, among other things, such shareholder's identity and the source of funds used to purchase interests in us. The Investment Adviser may decline to accept a prospective investor's subscription if this information is not provided or on the basis of such information that is provided. Requests for documentation may be made at any time during which a shareholder holds any interest in us. The Investment Adviser may be required to provide this information, or report the failure to comply with such requests, to governmental authorities, in certain circumstances without notifying the shareholder that the information has been provided. The Investment Adviser will take such steps as it determines may be necessary to comply with applicable law, regulations, orders, directives or special measures that may be required by government regulators. Governmental authorities are continuing to consider appropriate measures to implement anti‑money laundering laws and at this point it is unclear what steps the Investment Adviser may be required to take; however, these steps may include prohibiting such shareholder from making further subscriptions of capital to us, depositing distributions to which such shareholder would otherwise be entitled to an escrow account and causing the withdrawal of such shareholder from us.
Fund Expenses
We will pay and bear all fund expenses related to our operations. The amount of these fund expenses will be substantial and will reduce the actual returns realized by the shareholders on their investment in us (and will reduce the amount of capital available to be deployed by us in portfolio investments). As described further in the Declaration of Trust Agreement, fund expenses encompass a broad range of expenses, including, but not limited to, reimbursement of expenses to the Administrator pursuant to the Administration Agreement, origination fees, syndication fees, research costs, due diligence costs, bank service fees, broken deal expenses, fees and expenses related to transfer agents, rating agencies, valuation and appraisal agents, third‑party administrators and deal finders, experts, advisers, consultants, engineers and other professionals and service providers, travel, meal and lodging expenses incurred for investment related purposes, outside legal counsel, accountants, indemnification and contribution expenses, expenses related to Fund‑related compliance obligations (including Form PF and Form ADV, blue sky filings and registration statement filings), AIFMD‑related expenses (including Annex IV reporting), and the cost of operational and accounting software and related expenses, the cost of software used by the Investment Adviser and its affiliates to track and monitor investments (i.e., portfolio management software), and risk, research and market data‑related expenses (including software and hardware). For a full list of Fund Expenses, see Item 1. Business—Payment of Expenses in this Annual Report on Form 10-K.
Executive Advisory Council
The Investment Adviser may consult New Mountain Capital's Executive Advisory Council from time to time concerning general industry trends, related matters and specific investment diligence. Members of the Executive Advisory Council may be paid by us for project‑related consulting fees and reimbursed by us for their reasonable and documented out‑of‑pocket expenses in connection with specific diligence for a potential portfolio company.
Systems and Operational Risks
We depend on the Investment Adviser to develop and implement appropriate systems for our activities. We rely daily on financial, accounting and other data processing systems to execute, clear and settle transactions across numerous and diverse markets and to evaluate certain financial instruments, to monitor our portfolios and capital, and to generate risk management and other reports that are critical to oversight of our activities. Certain of our and the Investment Adviser's activities will be dependent upon systems operated by third parties, and the Investment Adviser may not be in a position to verify the risks or reliability of such third‑party systems. Failures in the systems and processes employed by the Investment Adviser and other parties could result in mistakes made, including, among other things, in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for. Operational risks result from inadequate procedures and controls, employee fraud, recordkeeping errors, human errors and other mistakes or failures by the Investment Adviser or a service provider. Disruption to third party critical service providers, such as our administrators, auditors, external counsel and custodian, may result in other disruptions in our operations. Disruptions in our operations may cause us to suffer, among other things, financial loss, the disruption of their businesses, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a material adverse effect on us and the investors' investments therein.
Cybersecurity Breaches, Identity Theft and Other Disasters
We, and others in our industry, are the targets of malicious cyber activity, which we work hard to prevent. A successful cyber-attack, whether perpetrated by criminal or state-sponsored actors, against us or our service providers, or an accidental disclosure of non-public information, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems, or destroy data. If a significant number of our managers were unavailable in the vent of a disaster, our ability to effectively conduct our business could be severely compromised.
The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Investmennt Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
Third parties with which we do business are sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. Cybersecurity failures or breaches to the Investment Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators) and issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its NAV, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, acquisition, use, alteration or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.
We and our service providers may be impacted by operating restrictions, which may include requiring employees to continue to work from remote locations. Policies of extended periods of remote working, whether by us or our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit weaknesses in a remote work environment. Accordingly, the risks described above are heightened under current conditions, which may continue for an unknown duration.
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time.

Cyber-Attacks
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, the Investment Adviser, and the Administrator are subject to cybersecurity risks. Information cybersecurity risks have significantly increased in recent years and, while we, the Investment Adviser and the Administrator have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. The Investment Adviser’s and the Administrator’s computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code, network failures, computer and technology failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, or other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information relating to shareholders (and their beneficial owners) and sensitive business data (including material nonpublic information of our portfolio companies), processed and stored in, and transmitted through, the Investment Adviser’s and the Administrator’s computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations and the business, financial condition or results of operations of the Investment Adviser, the Administrator and their affiliates. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In the future, the Investment Adviser, the Administrator and our portfolio companies may be required to expend significant additional resources to modify their protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. In addition, we, the Investment Adviser and the Administrator may be subject to litigation and financial losses that are not fully insured.
Third parties with which we, the Investment Adviser, the Administrator, and our portfolio companies do business may also be sources of cybersecurity or other technological risks. We outsource certain functions, and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we, the Investment Adviser, the Administrator, and our portfolio companies engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Further, the continued remote working conditions initially resulting from the COVID-19 pandemic have heightened ours and our portfolio companies' vulnerability to a cybersecurity risk or incident.
Litigation
New Mountain Capital engages in a broad variety of activities on a global basis in respect of its managed funds, accounts and portfolio companies. These activities have and may in the future subject New Mountain Capital to risks of becoming involved in litigation by third parties or may subject New Mountain Capital to investigations or proceedings initiated by governmental authorities. It is difficult to determine what impact, if any, such litigation may have on New Mountain Capital and us. As a result, there can be no assurance that the foregoing will not have an adverse impact on New Mountain Capital or otherwise impede our ability to effectively achieve our objectives.
CERTAIN MARKET, REGULATORY AND TAX RISKS
U.S. Capital Markets
Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited, and could continue to limit, our investment originations and/or our ability to grow, and they could have a material negative impact on our operating results and the fair values of our debt and equity investments.
Further, current market conditions may make it difficult for us to obtain debt capital on favorable terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we would otherwise expect, including being at a higher cost in rising rate environments. If we are unable to raise debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make or fund commitments to portfolio companies. An inability to obtain indebtedness could have a material adverse effect on our business, financial condition or results of operations.
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result continued elevated interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.

If we are unable to consummate credit facilities on commercially reasonable terms, our liquidity may be reduced significantly. If we are unable to repay amounts outstanding under our credit facilities or any facility we may enter into and are declared in default or are unable to renew or refinance any such facility, it would limit our ability to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility of the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, including, most recently in June 2023, which suspended the debt ceiling through January 1, 2025. On January 2, 2025, U.S. lawmakers reinstated the debt ceiling to the level of obligations accrued during the suspension or $36.1 trillion. As of January 22, 2025, the U.S. government has hit the debt ceiling and exceeded its borrowing limit. Despite taking action to suspend the debt ceiling, ratings, agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023 and Moody’s lowering the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023. Although in August 2024, Moody’s affirmed the U.S. government’s credit rating at AA+, with a stable outlook, there is no guarantee that there will not be a further downgrade in the future.
The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time, and may lead to additional shutdowns in the future. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.
Regulations Governing the Operations of BDCs
Our business requires a substantial amount of capital. We may acquire additional capital from the issuance of senior securities, including borrowing under a credit facility or other indebtedness. In addition, we may also issue additional equity capital. However, we may not be able to raise additional capital in the future on favorable terms or at all.
We may issue debt securities or preferred shares, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities", up to the maximum amount permitted by the 1940 Act. The 1940 Act, generally, permits BDCs to issue senior securities in amounts such that the BDC's asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. The 1940 Act allows a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements under the 1940 Act are met. If our asset coverage ratio is not at least 150%, we would be unable to issue senior securities, and if we had senior securities outstanding (other than any indebtedness issued in consideration of a privately arranged loan, such as any indebtedness outstanding under a credit facility), we would be unable to make distributions to the shareholders. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales may be disadvantageous.
In addition, we may in the future seek to securitize other portfolio securities to generate cash for funding new investments. To securitize loans, we would likely create a wholly‑owned subsidiary and contribute a pool of loans to the subsidiary. We would then sell interests in the subsidiary on a non‑recourse basis to purchasers and we would retain all or a portion of the equity in the subsidiary. If we are unable to successfully securitize our loan portfolio our ability to grow our business or fully execute our business strategy could be impaired and our earnings, if any, could decrease. The securitization market is subject to changing market conditions, and we may not be able to access this market when it would be otherwise deemed appropriate. Moreover, the successful securitization of our portfolio might expose us to losses as the residual investments in which we do not sell interests will tend to be those that are riskier and more apt to generate losses. The 1940 Act also may impose restrictions on the structure of any securitization.
We may also obtain capital through the issuance of additional equity capital. As a BDC, we generally are not able to issue or sell our Shares at a price below then-current net asset value per Share. If the Shares trade at a discount to our net asset value per Share, this restriction could adversely affect our ability to raise equity capital. We may, however, sell the Shares, or warrants, options or rights to acquire the Shares, at a price below our net asset value per Share if our Board and Independent Trustees determine that such sale is in our best interests and the best interests of the shareholders, and the shareholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any underwriting commission or discount). If we raise additional funds by issuing more Shares, or if we issue senior securities convertible into, or exchangeable for, the Shares, the percentage ownership of the shareholders may decline and you may experience dilution.
Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non‑depository commercial lenders could significantly affect our operations and our cost of doing business. The portfolio companies are subject to U.S. federal, state and local laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, any of which could materially adversely affect our business, including with respect to the types of investments we are permitted to make, and your interests as shareholders potentially with retroactive effect. In addition, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to make available to ourselves, new or different opportunities. These changes could result in material changes to our strategies which may result in our investment focus shifting from the areas of expertise of the Investment Adviser to other types of investments in which the Investment Adviser may have less expertise or little or no experience. Any such changes, if they occur, could have a material adverse effect on our business, results of operations and financial condition and, consequently, the value of your investment in us.
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. While it cannot be known at this time whether these regulations will be implemented or what form they will take, increased regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
We are party to the Credit Agreement (the “Credit Agreement”) among NEWCRED SPV, as a borrower, us, as collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A., as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility matures on the earlier of (a) December 17, 2029, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility had debt outstanding of $374.7 million as of December 31, 2024.
If we are unable to increase, renew or replace any such facilities and enter into new debt financing facilities or other debt financing on commercially reasonable terms, our liquidity may be reduced significantly. In addition, if we are unable to repay amounts outstanding under any such facilities and are declared in default or are unable to renew or refinance these facilities, we may not be able to make new investments or operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as lack of access to the credit markets, a severe decline in the value of the U.S. dollar, an economic downturn or an operational problem that affects us or third parties, and could materially damage our business operations, results of operations and financial condition.
Fluctuations in our Annual and Quarterly Results
We could experience fluctuations in our annual and quarterly operating results due to a number of factors, some of which are beyond our control, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities acquired and the default rate on such securities, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in the markets in which we operate and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Exchange Act
Because the Shares are registered under the Exchange Act, ownership information for any person who beneficially owns more than 5% of the Shares will have to be disclosed in a Schedule 13D or Schedule 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, the shareholders who choose to reinvest their distributions may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, the shareholders who hold more than 10% of a class of the Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of our profits from the purchase and sale of registered stock within a six‑month period.
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Shares and one is not expected to develop.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
"Emerging Growth Company" Under the JOBS Act
We are and will remain an "emerging growth company" as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of any exchange listing, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer (which means the market value of our Shares that are held by non‑affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, we have annual investment income of at least $100 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K), and (b) the date on which we have issued more than $1.0 billion in non‑convertible debt during the prior three‑year period. There is currently no public market for our Shares and one is not expected to develop. For so long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act. We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. If some investors find our Shares less attractive as a result, there may be a less active trading market for the Shares and the Share price may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and may to continue taking advantage of such extended transition periods.
OFAC and FCPA Considerations
Economic sanction laws in the United States and other jurisdictions may prohibit New Mountain Capital, New Mountain Capital's professionals and us from transacting with or in certain countries and with certain individuals and companies. In the United States, the U.S. Department of the Treasury's Office of Foreign Assets Control ("OFAC") administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. These types of sanctions may significantly restrict our investment activities in certain emerging market countries.
In some countries, there is a greater acceptance than in the United States of government involvement in commercial activities, and of corruption. New Mountain Capital, the New Mountain Capital professionals and we are committed to complying with the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption laws, anti‑bribery laws and regulations, as well as anti‑boycott regulations, to which they are subject. As a result, we may be adversely affected because of our unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for us to act successfully on investment opportunities and for portfolio investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has recently significantly expanded the reach of the UK Bribery Act of 2010 (the "UK Bribery Act"), which in some ways is broader in scope than the FCPA and applies to private and public sector corruption and holds companies liable for failure to prevent bribery unless they have adequate procedures in place to prevent bribery. While New Mountain Capital has developed and implemented a stringent compliance program designed to ensure strict compliance by New Mountain Capital, its personnel and senior advisors with the FCPA and the UK Bribery Act, even reasonable compliance programs may not prevent all instances of violations. In addition, in spite of New Mountain Capital's policies and procedures, affiliates of portfolio companies, particularly in cases where we or another New Mountain Capital product or vehicle does not control such portfolio company, and third‑party consultants, managers and advisors may engage in activities that could result in FCPA or UK Bribery Act violations. Any determination that New Mountain Capital has violated the FCPA, the UK Bribery Act, or other applicable anti‑corruption laws or anti‑bribery laws could subject New Mountain Capital and us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect New Mountain Capital's business prospects and/or financial position, as well as our ability to achieve our investment objective and/or conduct our operations. We may incur costs and expenses associated with engaging external counsel or other third‑party consultants or professionals in connection with inquiries or investigations relating to FCPA or other applicable anti‑corruption laws or anti‑bribery laws.
Risks Associated with the European Union
The long‑term stability of certain European financial markets remains uncertain and difficult to predict. The possibility of a sovereign default, although more remote now than in years immediately following the crisis, remains a risk in countries where gross government debt, as a percentage of gross domestic product, remains relatively high by comparison to other EU countries, such as Greece, Italy, Cyprus and Portugal. A particularly high level of government debt may be unsustainable for a country that has, and continues to endure, weak economic growth, high unemployment, and has yet to benefit from longer‑term economic reforms. The possibility of default, however unlikely, could nevertheless have a material impact on economic conditions and market activity in the Eurozone and elsewhere in the EU. For example, default by a participating member state could in theory contribute to the collapse of the Eurozone as it is constituted today, resulting in the defaulting member state ceasing to use the Euro as its national currency, or even provide a stimulus for one or more member states may seek to withdraw from EU membership-any of which would likely have an adverse impact on us. Moreover, collapse of the Euro would likely have negative implications for the European financial industry and the global economy as a whole because of counterparty risks, exposures and other "systemic" risks. A potential effect would be an immediate reduction of liquidity for particular investments in economically connected countries, thereby impairing the value of such investments. Uncertain economic conditions generally affect markets adversely. Volatility in the global credit markets may make it more difficult for issuers and borrowers to obtain favorable financing or refinancing arrangements that may be needed to execute our investment strategy. Continuing uncertainty in the Eurozone could have an adverse effect on us by affecting the performance of our investments (whether made in a country that is at greater risk of default or in a country that is economically connected) and our ability to fulfill our investment objectives.
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period (the "Transition Period"), which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and UK governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the UK and European Union (the "Trade Agreement"). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the UK and the European Union. Notwithstanding the foregoing, the longer term economic, legal, political and social implications of Brexit are unclear at this stage and are likely to continue to lead to ongoing political and economic uncertainty and periods of increased volatility in both the UK and in wider European markets for some time. In particular, Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK or Europe.
Inflation
Inflation may affect our investments adversely in a number of ways. During periods of rising inflation, interest and distribution rates of any instrument we or entities related to portfolio investments may have issued could increase. Inflationary expectations or periods of rising inflation could also be accompanied by the rising prices of commodities which are critical to the operation of portfolio companies. Portfolio companies may have fixed income streams and, therefore, be unable to pay the interest amounts and other payments on our portfolio investments. The fair value of such investments may decline in value in times of higher inflation rates. Some of our portfolio investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.
Governmental efforts to curb inflation often have negative effects on the level of economic activity. In an attempt to stabilize inflation, certain countries have imposed wage and price controls at times. Past governmental efforts to curb inflation have also involved more drastic economic measures that have had a materially adverse effect on the level of economic activity in the countries where such measures were employed. Certain countries, including the U.S., have recently seen increased levels of inflation and there can be no assurance that continued and more wide-spread inflation will not become a serious problem in the future and have an adverse impact on our returns. There can be no assurance that continued and more wide-spread inflation in the U.S. and/or other economies will not become a more serious problem in the future and have a material adverse impact on our returns.
Enhanced Scrutiny and Potential Regulation of the Private Investment Fund Industry
Our ability to achieve our investment objectives, as well as our ability to conduct our operations, is based on laws and regulations, as well as their interpretation, which are subject to change through legislative, judicial or administrative action. Future legislative, judicial or administrative action could adversely affect our ability to achieve our investment objectives, as well as our ability to conduct our operations. Furthermore, if regulatory capital requirements from the Dodd‑Frank Act, Basel III, or other regulatory action are imposed on private lenders that provide us with financing (as defined below), the lenders may be required to limit, or increase the cost of, financing they provide to us. Among other things, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.
There continues to be significant discussion regarding enhancing governmental scrutiny and/or increasing the regulation of the financial industry. On July 21, 2010, then‑President Obama signed into law the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the "Dodd‑Frank Act"). A key feature of the Dodd‑Frank Act is the potential extension of prudential regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") to nonbank financial companies that are not currently subject to such regulation but that are determined to pose risk to the U.S. financial system. The Dodd‑Frank Act defines a "nonbank financial company" as a company that is predominantly engaged in activities that are financial in nature. The Financial Stability Oversight Council (the "FSOC"), an interagency body created to monitor and address systemic risk, has the authority to subject such a company to supervision and regulation by the Federal Reserve (including capital, leverage and liquidity requirements) if it determines that such company is systemically important, in that it poses a risk to the U.S. financial system. The Dodd‑Frank Act does not contain any minimum size requirements for such a determination by the FSOC, and it is possible that it could be applied to private funds, particularly large, highly‑leveraged funds, although no such funds have been designated as systemically important by the FSOC to date.

The Dodd‑Frank Act also imposes a number of restrictions on the relationship and activities of banking organizations with private investment funds and other provisions that have affected the private investment fund industry, either directly or indirectly. Included in the Dodd‑Frank Act is the so‑called "Volcker Rule," which contains restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank‑related entity and/or have a connection to the United States in that regard from making and holding certain interests in private investment funds.
The Dodd‑Frank Act, as well as future related legislation, may have an adverse effect on the private investment fund industry generally and/or on New Mountain Capital or us, specifically. Therefore, there can be no assurance that any continued regulatory scrutiny or initiatives will not have an adverse impact on New Mountain Capital or otherwise impede our activities. These reforms and/or other similar legislation could increase our compliance costs and have an adverse effect on the private fund industry generally and/or on New Mountain Capital and us.
The current regulatory environment in the United States may be impacted by future legislative developments, such as amendments to key provisions of the Dodd‑Frank Act. On June 12, 2017, the U.S. Department of the Treasury issued recommendations for streamlining banking regulation and changing key features of the Dodd‑Frank Act and other measures taken by regulators following the most recent financial crisis.
As a registered investment adviser under the Advisers Act, the Investment Adviser is required to comply with a variety of periodic reporting and compliance‑related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Investment Adviser and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form PF and Form ADV)). In addition, the Investment Adviser is required to comply with a variety of regulatory reporting and compliance‑related obligations under applicable federal, state and foreign securities laws (including, without limitation, reports or notices in connection with the Directive (as defined below) and/or CFTC as well as other international jurisdiction‑specific obligations). In light of the heightened regulatory environment in which we and the Investment Adviser operate and the ever‑increasing regulations applicable to private investment funds and their investment advisors, it has become increasingly expensive and time‑consuming for us, the Investment Adviser and its affiliates to comply with such regulatory reporting and compliance‑related obligations. Additionally, we may in the future engage additional third‑party service providers to perform some or a significant portion of the reporting and compliance‑related matters and functions under our supervision (including draft preparation and the filing of Form PF), which could result in increased compliance costs and expenses. Any further increases in the regulations applicable to private investment funds generally or us and/or the Investment Adviser in particular may result in increased expenses associated with our activities and additional resources of the Investment Adviser being devoted to such regulatory reporting and compliance‑related obligations, which may reduce overall returns for the shareholders and/or have an adverse effect on our ability to effectively achieve our investment objective.
Finally, increased reporting, registration and compliance requirements may divert the attention of personnel and the management teams of New Mountain Capital and/or portfolio companies, and may furthermore place us at a competitive disadvantage to the extent that New Mountain Capital or portfolio companies are required to disclose sensitive business information.
Alternative Investment Fund Managers Directive
The European Union Alternative Investment Fund Managers Directive (the "Directive") as transposed into national law within the member states of the European Economic Area ("EEA"), imposes requirements on non‑EEA alternative investment fund managers ("AIFMs") who intend to market alternative investment funds ("AIFs") to investors within the EEA.
The Directive allows member states to permit the marketing of non‑EEA AIFs by non‑EEA AIFMs in accordance with local laws, provided that local laws meet the requirements of Article 42 (the so‑called national private placement regimes). There is no requirement for member states to operate or maintain a national private placement regime and, if they do, the member state is free to impose stricter rules than the minimum requirements. In summary, under Article 42, the AIFM must: (i) provide prescribed pre‑investment disclosures to investors; (ii) report prescribed information to regulators on a periodic basis; (iii) prepare an annual report containing prescribed information and make it available to investors and regulators; and (iv) if applicable: (a) comply with notification and disclosure requirements in relation to the acquisition and control of non‑listed companies and issuers; and (b) restrict early distributions or reductions in capital in respect of portfolio companies (the asset‑stripping rules).
In addition, there must be appropriate cooperation arrangements in place between the competent authorities of the relevant countries, and neither the country where the AIFM is established nor the country where the AIF is established can be listed as a non‑cooperative country and territory by the Financial Action Task Force (the "FATF").
At present, some EEA states do not operate a national private placement regime at all; some member states apply the minimum requirements described above; others require the minimum plus, e.g., the appointment of a depositary; and some require compliance with substantially all of the Directive.

Where the Investment Adviser has marketed us in a member state resulting in investors from that member state investing in us, the Investment Adviser's ongoing compliance with the laws of that member state will continue until all of such investors dispose of their interests in us.
The Directive has the potential to adversely affect our operations by (i) limiting the territories in the EEA in which we may seek investors, (ii) affecting the range of investment and realization strategies that we are able to pursue, (iii) disadvantaging us vis‑à‑vis non‑AIF competitors, and (iv) materially adding to the costs associated with compliance, monitoring and reporting over our life.
In the future, the Investment Adviser may be compelled to seek, or it may determine that it should seek, authorization as an AIFM in an EEA member state (should that option become available) or under a similar regime elsewhere. This would entail compliance with all requirements of the AIFMD (or with similar requirements of a similar regime). Alternatively, it might be determined in the future that we should be managed by an associate of the Investment Adviser that is an authorized AIFM and has its registered office in an EEA member state. In either circumstance, the AIFM would become subject to additional requirements, such as rules relating to remuneration, minimum regulatory capital requirements, restrictions on the use of leverage, requirements in relation to liquidity, risk management, valuation of assets, etc. Such requirements could adversely affect us, among other things by increasing the regulatory burden and costs of operating and managing us and our investments. Any required changes to compensation structures and practices could make it harder for the AIFM and its associates to recruit and retain key personnel.
The interpretation and application of the Directive is subject to change as a result of, e.g., the issuance of further national guidance by a member state, the issuance of binding guidelines by the European Securities and Markets Authority ("ESMA"), further legislation supplementing the Directive, or a change in the national private placement regime of any member state. Compliance with the Directive could expose the Investment Adviser and/or us to conflicting regulatory requirements in the United States.
We will bear the costs and expenses of compliance with the Directive and any related regulations, including costs and expenses of collecting and calculating data and the preparation of regular reports to be filed with EEA member states.
The offer of our interests, insofar as such interests can be offered to investors domiciled or established in a member state of the EEA (as described above) is restricted to professional investors. A professional investor is an investor that is considered to be a "professional client", or who may, on request, be treated as a "professional client" within the meaning of Annex II to the MiFID II. Notwithstanding that all marketing activity of the Investment Adviser toward investors domiciled or established in the EEA shall be directed at investors who qualify as professional clients, such investors are not a "client" of the Investment Adviser. The Investment Adviser is not advising or making a recommendation to investors or prospective investors with respect to an investment in us and the Investment Adviser will not be responsible for providing protections that would otherwise be provided in an advisory‑client relationship.
Registration under the U.S. Commodity Exchange Act
Registration with the U.S. Commodity Futures Trading Commission (the "CFTC") as a "commodity pool operator" or any change in our operations necessary to maintain the Investment Adviser's ability to rely upon an exemption from registration could adversely affect our ability to implement our investment program, conduct our operations and/or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by the Investment Adviser to cease or to limit investing in interests which may be treated as "commodity interests" in order to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Replacement of LIBOR
LIBOR, the London Interbank Offered Rate, is an index rate that historically was widely used in lending transactions and was a common reference rate for setting the floating interest rate on private loans. LIBOR was typically the reference rate used in floating-rate loans extended to our portfolio companies.
The ICE Benchmark Administration ("IBA") (the entity that is responsible for calculating LIBOR) ceased providing overnight, one, three, six and twelve months USD LIBOR tenors on June 30, 2023. In addition, the United Kingdom’s Financial Conduct Authority ("FCA"), which oversees the IBA, now prohibits entities supervised by the FCA from using LIBORs, including USD LIBOR, except in very limited circumstances.
In the United States, the Secured Overnight Financing Rate ("SOFR") is the preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. SOFR is published by the Federal Reserve Bank of New York each U.S. Government Securities Business Day, for transactions made on the immediately preceding US. Government Securities

Business Day. Alternative reference rates that have replaced LIBOR, including SOFR for USD transactions, may not yield the same or similar economic results as LIBOR over the lives of such transactions.
All of our loans that referenced LIBOR have been amended to reference the forward-looking term rate published by CME Group Benchmark Administration Limited based on the secured overnight financing rate ("CME Term SOFR"). CME Term SOFR rates are forward-looking rates that are derived by compounding projected overnight SOFR rates over one, three, and six months taking into account the values of multiple consecutive, executed, one-month and three-month CME Group traded SOFR futures contracts and, in some cases, over-the-counter SOFR Overnight Indexed Swaps as an indicator of CME Term SOFR reference rate values. CME Term SOFR and the inputs on which it is based are derived from SOFR. Since CME Term SOFR is a relatively new market rate, there will likely be no established trading market for credit agreements or other financial instruments when they are issued, and an established market may never develop or may not be liquid. Market terms for instruments referencing CME Term SOFR rates may be lower than those of later-issued CME Term SOFR indexed instruments. Similarly, if CME Term SOFR does not prove to be widely used, the trading price of instruments referencing CME Term SOFR may be lower than those of instruments indexed to indices that are more widely used.
Legal, Tax and Regulatory Risks
Legal, tax and regulatory changes could occur during our term that may adversely affect us, our portfolio companies or shareholders. For example, from time to time the market for private investment transactions has been adversely affected by a decrease in the availability of senior and subordinated financing for transactions, in part in response to regulatory pressures on providers of financing to reduce or eliminate their exposure to such transactions.
Antitrust or other regulatory requirements may impose filing fees and other additional expenses on us and may adversely affect our ability to acquire or dispose of investment positions. We and/or the Investment Adviser may also be subject to regulation in jurisdictions in which we and/or the Investment Adviser engage in business. The regulatory environment for private investment funds is evolving, and changes in the regulation of private investment funds may adversely affect the value of investments held by us and our ability to effectively employ our investment strategies. Increased scrutiny and legislative changes applicable to private investment funds and their sponsors may also impose significant administrative burdens on the Investment Adviser and may divert time and attention from portfolio management activities. The effect of any future regulatory change on us could be substantial and adverse. In addition, the securities and futures markets are subject to comprehensive statutes, regulations and margin requirements. The SEC, other regulators and self‑regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies. The regulation of derivatives transactions and funds that engage in such transactions is an evolving area of law and is subject to modification by government and judicial action.
Investors in us should understand that our business is dynamic and may change over time. Therefore, we may be subject to new or additional regulatory constraints in the future. This Annual Report on Form 10-K cannot address or anticipate every possible current or future regulation that may affect the Investment Adviser, us or their investments. Such regulations may have a significant impact on the shareholders or our operations, including, without limitation, restricting the types of investments we may make, preventing us from exercising our voting rights with regard to certain financial instruments, requiring us to disclose the identity of our investors or otherwise. The Investment Adviser may, in its sole discretion, cause us to be subject to such regulations if it believes that an investment or business activity is in our interest, even if such regulations may have a detrimental effect on one or more shareholders. Prospective investors are encouraged to consult their own advisors regarding an investment in us.
Tax Consequences
There is a risk that the Internal Revenue Service (the "IRS") will not concur as to the tax consequences of an investment in us.
The IRS may audit us and challenge any of the positions taken in regard to our formation, our investments or operations, and such audit may result in an audit of a shareholder's own tax returns and possibly adjustments to the tax liability reflected thereon.
Although we intend to continue to qualify annually as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to maintain our RIC tax treatment. To maintain RIC tax treatment and be relieved of U.S. federal income taxes on income and gains distributed to the shareholders, we must meet the annual distribution, source‑of‑income and asset diversification requirements described below.
•The annual distribution requirement generally is satisfied if we timely distribute dividends to the shareholders during the taxable year equal to at least 90% of our investment company taxable income (as that term is defined in the Code, but determined without regard to the deduction for dividends paid) plus 90% of our net interest income excludable under Section 103(a) of the Code. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act, and we may be subject to certain financial covenants contained in debt financing agreements (as applicable). This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to the shareholders, which distributions are necessary for us to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources and thus are unable to make sufficient distributions to the shareholders, we could fail to qualify for tax treatment as a RIC and thus become subject to U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
•The source‑of‑income requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or fee income (including but not limited to gains from options, futures or forward contracts) derived with respect to our business of investing in such stock, securities, or currencies, and (b) net income derived from a Qualified Publicly Traded Partnership (as defined in the Code).
•The asset diversification requirement will be satisfied if, at the end of each quarter of each taxable year, we diversify our holdings so that (a) at least 50% of the value of our total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of our total assets, and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of our total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers that we control and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships. Failure to meet these requirements may result in us having to dispose of certain investments quickly to prevent losing our RIC tax treatment. Because most of our investments are intended to be in private companies, and therefore may be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
If we fail to maintain our RIC tax treatment for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate‑level U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes). In this event, the resulting tax liability could substantially reduce our net assets, the amount of cash available for distribution, and the amount of our distributions, which would have a material adverse effect on our financial performance.
Taxable Income in Excess of Cash
For U.S. federal income tax purposes, we include in our taxable income our allocable share of certain amounts that we have not yet received in cash, such as original issue discount, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances if we earn PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Our allocable share of such original issue discount and PIK interest is included in our taxable income before we receive any corresponding cash payments. We may also be required to include in our taxable income our allocable share of certain other amounts that we will not receive in cash.
Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to the shareholders that will be sufficient to enable us to meet the annual distribution requirement necessary for us to qualify for tax treatment as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous. We may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to the shareholders that will be sufficient to enable us to meet the annual distribution requirement. If we are unable to obtain cash from other sources to enable us to meet the annual distribution requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate‑level U.S. federal income tax imposed at corporate rates (and any applicable state and local taxes).
Corporate‑level Income Tax
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to U.S. federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
Special Tax Issues
We expect to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to preserve our status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate shareholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2024 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate shareholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the shareholders. A non-corporate shareholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholder (and beginning in 2026, will be deductible to such shareholder only to the extent they exceed 2% of such shareholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
Possible Legislative or Other Developments
All statements contained in this Annual Report on Form 10-K concerning the U.S. federal income tax consequences of any investment in us are based upon current law and the interpretations thereof. Therefore, no assurance can be given that the currently anticipated U.S. federal income tax treatment of an investment in us will not be modified by legislative, judicial or administrative changes, possibly with retroactive effect, to the detriment of the shareholders. Additionally, tax authorities in jurisdictions where we maintain investments may materially change their tax laws so as to materially increase the tax burden associated with an investment in us or to force or attempt to force increased disclosure from or about us and/or our shareholders as to the identity of all persons having a direct or indirect interest in us. Such additional disclosure may take the form of additional filing requirements on shareholders.
Potential Tax Legislation
Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Similarly, there are a number of proposals in Congress that would also modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could have adverse consequences, including significantly and negatively affect our ability to qualify for tax treatment as a RIC or otherwise impact the U.S. federal income tax consequences applicable to us and our stockholders of such qualification, or could have other adverse consequences.
Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.
Taxation in Other Jurisdictions
If we make portfolio investments in a jurisdiction outside the United States, we may be subject to income or other tax in that jurisdiction. Any tax incurred in non‑United States jurisdictions by us or vehicles through which it invests generally will not be creditable to or deductible by the shareholders.
ERISA Considerations
The Investment Adviser will use reasonable efforts to avoid having our assets constitute "plan assets" of any plan subject to Title I of the U.S. Employee Retirement Income Security Act of 1974, as amended ("ERISA") or Section 4975 of the U.S. Internal Revenue Code of 1986, as amended. In this regard the Investment Adviser intends to limit investment in the Shares by "benefit plan investors" to less than 25% of the total value of each class of equity interests in us (within the meaning of the Plan Asset Regulations), in which case we may decline to accept subscriptions from, or approve transfers of Shares to, certain investors in order to limit equity participation by benefit plan investors in us to less than 25% of the total value of each class of equity interests in us.
Risk Arising from Potential Control Group Liability
Under ERISA, upon the termination of a tax‑qualified single employer‑defined benefit pension plan, the sponsoring employer and all members of its "controlled group" will be jointly and severally liable for 100% of the plan's unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the "PBGC") may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.
A "controlled group" includes all "trades or businesses" under 80% or greater common ownership. This common ownership test is broadly applied to include both "parent‑subsidiary groups" and "brother‑sister groups" applying complex exclusion and constructive ownership rules. However, regardless of the percentage ownership that we hold in one or more of our portfolio companies, we ourselves cannot be considered part of an ERISA controlled group unless we are considered to be a "trade or business."
While there are a number of cases that have held that managing investments is not a "trade or business" for tax purposes, in 2007 the PBGC Appeals Board ruled that a private equity fund was a "trade or business" for ERISA controlled group liability purposes and at least one U.S. Federal Circuit Court has similarly concluded that a private equity fund could be a trade or business for these purposes based upon a number of factors including the fund's level of involvement in the management of our portfolio companies and the nature of any management fee arrangements.
If we were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the investment by us and/or our affiliates and other co‑investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax‑qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio company could result in liability being incurred by us, with a resulting need for additional capital contributions, the appropriation of our assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain of our assets. Moreover, regardless of whether or not we were determined to be a trade or business for purposes of ERISA, a court might hold that one of our portfolio companies could become jointly and severally liable for another portfolio company's unfunded pension liabilities pursuant to the ERISA "controlled group" rules, depending upon the relevant investment structures and ownership interests as noted above.
Pay‑To‑Play Laws, Regulations and Policies
In light of controversies and highly publicized incidents involving money managers, a number of states and municipal pension plans have adopted so‑called "pay‑to‑play" laws, regulations or policies which prohibit, restrict or require disclosure of payments to (and/or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment advisor from providing advisory services for compensation with respect to a government plan investor for two years after the advisor or certain of its executives or employees make a contribution to certain elected officials or candidates. If the Investment Adviser or its employees or affiliates fail to comply with such pay‑to‑play laws, regulations or policies, such non‑compliance could have an adverse effect on us by, for example, providing the basis for the withdrawal of the affected government plan investor.
Contingent Liabilities
Most of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.
Legal, Regulatory and Policy Changes
Following the November 2024 elections in the United States, the Republican Party controls the Presidency, the Senate and the House of Representatives. Despite political tensions and uncertainty, changes in federal policy, including tax policies, and changes in positions of regulatory agencies are expected to occur over time through policy and personnel changes, which may lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy
We rely on the cybersecurity policies and procedures implemented by New Mountain Capital. New Mountain Capital has processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of controls, processes, systems, and tools that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting our data. Pursuant to New Mountain Capital’s Information Security Program, the New Mountain Capital Information Technology Steering Committee (“ITSC”) is responsible for the development, evolution, and implementation of policies and technical measures to reasonably prevent security incidents. At times New Mountain Capital may also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
New Mountain Capital uses processes to oversee and identify material risks from cybersecurity threats, including those associated with the use of third-party service providers. Additionally, New Mountain Capital uses systems and processes designed to reduce the impact of a security incident at a third-party service provider. As part of its risk management process, New Mountain Capital also maintains an incident response plan that is utilized when cybersecurity incidents impacting us, our Investment Adviser, or our Administrator are detected. New Mountain Capital also requires that all employees, including employees of the Investment Adviser and Administrator, complete interactive security awareness training on an annual basis.
Material Impact of Cybersecurity Risks
As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors” under the heading “The failure of cybersecurity protection systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively,” which should be read in conjunction with the information above.
Governance
Our cybersecurity risks and associated mitigations are evaluated by our management and the ITSC as needed, but no less frequently than annually. Management and representatives of the ITSC periodically report to our board of trustees on developments to the information security and cybersecurity risks facing us. Reports include, among other things, an overview of the controls and procedures related to assessing, identifying, and managing risks related to cybersecurity threats, oversight of third-party service providers and related cybersecurity threats, and management’s evaluation of cybersecurity risks material to us. Additional information about cybersecurity risks we face is discussed in Item 1A.—Risk Factors—Cybersecurity Breaches, Identity Theft and Other Disasters, which should be read in conjunction with the information above.
Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operations. Our principal executive offices are located at 1633 Broadway, 48th Floor, New York, New York 10019, where we occupy our office space pursuant to our Administration Agreement with the Administrator. The office space is shared with our Investment Adviser, our Administrator and New Mountain Capital. We believe that our current office facilities are suitable and adequate for our business as currently conducted.
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Investment Adviser and the Administrator as of December 31, 2024. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Market Information
Our outstanding Shares have been and will be offered and sold in transactions exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D promulgated thereunder. See "—Unregistered Sales of Equity Securities" in this Annual Report on Form 10-K for more information. There is currently no public market for the Shares, and we do not expect one to develop.
Because the Shares are being acquired by investors in one or more transactions "not involving a public offering," they are "restricted securities" and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our consent is granted, and (ii) the Shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as are reasonably required by us.
Shareholders
As of March 5, 2025, there were 269 holders of record of our Shares.
Valuation of Portfolio Securities
Please see Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for disclosure regarding valuation of portfolio securities.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions of our net investment income and cumulative net realized capital gains (if any) on a monthly basis, as determined by our Board in its discretion.
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the distribution reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Shares as described below. See the “—Certain U.S. Federal Income Tax Considerations” section of this Registration Statement for information concerning the U.S. federal income tax consequences of participating in the distribution reinvestment plan.
The per share purchase price for Shares purchased pursuant to the distribution reinvestment plan will be equal to the NAV per Share at the time the distribution is payable.
We reserve the right to amend any aspect of our distribution reinvestment plan without the consent of our shareholders, provided that notice of any material amendment is sent to participants at least ten business days prior to the effective date of that amendment. In addition, we may suspend or terminate the distribution reinvestment plan for any reason at any time upon ten business days’ prior written notice to participants. Participants may terminate their participation in the distribution reinvestment plan with ten business days’ prior written notice to us.
Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited. At the discretion of the Board, we have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer Shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity,adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Shares outstanding. We expect to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. Additionally, pursuant to Rule 23c-1 under the 1940 Act, we may also repurchase our Shares outside of the share repurchase program. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Maryland law.
We expect to offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our Independent Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Shares under the share repurchase program, except that the Company will charge a 2.00% early repurchase fee with respect to any repurchase of Shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders.
The Company does not impose any charges in connection with repurchases of Shares, other than the Early Repurchase Deduction noted above. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
In the event that any shareholder fails to maintain the minimum balance of $5,000 of our Shares, we may repurchase all of the Shares held by that shareholder at the repurchase price in effect on the date we determine that the shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are subject to Early Repurchase Deduction.
Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. Our Adviser expects to take measures,subject to policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of Shares.
Reinvestment and Recycling of Capital
Subject to the requirements of Section 852(a) of Subchapter M of the Code and the terms of any borrowings or other financings or similar obligations, proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Investment Period may be retained and be used by us for purposes of making investments or paying management fees, incentive fees, or our expenses. Any amounts so reinvested will not reduce an investor's unused capital commitment.
Reports to Shareholders
We plan to furnish or make available to our shareholders an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to comply with the periodic reporting requirements of the Exchange Act.
Unregistered Sales of Equity Securities
There were no Shares issued and sold in reliance upon the available exemptions from the registration requirements of the Securities Act, including Section 4(a)(2) and Regulation D promulgated thereunder, and no proceeds received from capital drawdowns delivered pursuant to Subscription Agreements for the year ended December 31, 2024 other than those previously disclosed in certain current reports on Form 8-K filed with the SEC.
Item 6.    Reserved

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Private Credit Fund, including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", "NEWCRED" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including fluctuating interest and inflation rates;
•our future operating results, our business prospects and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Annual Report on Form 10-K.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in this Annual Report on Form 10-K.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Maryland Statutory trust formed on August 19, 2024. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of October 11 2024 GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their GIII units to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.

The Merger is accounted for as an asset acquisition of GIII by the Company in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations – Related Issues, with the fair value of total consideration paid in conjunction with the Merger allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of the Merger. Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash) and does not give rise to goodwill. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free reorganization and the historical cost basis of the acquired GIII investments are carried forward for tax purposes.
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C, our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc, our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware, is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate NEWCRED OEC for accounting purposes, but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
We focus on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. Our investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. Our differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
We primarily invest in senior secured debt of U.S. sponsor-backed, middle market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization ("EBITDA") of $10.0 million to $200.0 million. Our focus is on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. We invest a significant portion of our portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first-lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, our investments may also include equity interests.
As of December 31, 2024, our top five industry concentrations were software, healthcare, business services, consumer services and financial services.
As of December 31, 2024, our net assets were approximately $978.2 million and our portfolio had a fair value of approximately $1,495.6 million in 72 portfolio companies.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
Basis of Accounting
We consolidate our wholly-owned direct subsidiaries NEWCRED SPV and NEWCRED OEC. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
Valuation and Leveling of Portfolio Investments
At all times, consistent with GAAP and the 1940 Act, we conduct a valuation of our assets, which impacts our net assets.
We value our assets on a monthly basis, or more frequently if required under the 1940 Act. In all cases, our board of trustees is ultimately and solely responsible for determining the fair value of our portfolio investments on a monthly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.    Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.    For investments other than bonds, we look at the number of quotes readily available and perform the following procedures:
i.    Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. We will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, we will use one or more of the methodologies outlined below to determine fair value; and
ii.    Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers or dealers are valued through a multi-step valuation process:
a.    Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.    Preliminary valuation conclusions will then be documented and discussed with our senior management;
c.    If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which we do not have a readily available market quotation will be reviewed by an independent valuation firm engaged by our board of trustees; and

d.    When deemed appropriate by our management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period and the fluctuations could be material.
GAAP fair value measurement guidance classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and we have the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I include active exchange-traded equity securities and exchange-traded derivatives. As required by Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), we, to the extent that we hold such investments, do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2024.
We generally use the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. We typically determine the fair value of our performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:   Prior to investment, as part of our due diligence process, we evaluate the overall performance and financial stability of the portfolio company. Post-investment, we analyze each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. We also attempt to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of our original investment thesis. This analysis is specific to each portfolio company. We leverage the knowledge gained from our original due diligence process, augmented by this subsequent monitoring, to continually refine our outlook for each of our portfolio companies and ultimately form the valuation of our investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, we may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of our debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, we may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value.
After enterprise value coverage is demonstrated for our debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    We may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. We consider numerous factors when selecting the appropriate companies whose trading multiples are used to value our portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. We may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment.
Income Based Approach:    We also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes and average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement.
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2024.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the periods from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and year ended December 31, 2023, we recognized PIK interest from investments of approximately $0.6 million, $15.1 million and $11.5 million, respectively, and PIK dividends from investments of approximately $0.4 million, $9.2 million and $9.7 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
Fee income:    Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Monitoring of Portfolio Investments
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our new portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating (as defined below). We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of "4" to "1", with "4" being the best and "1" being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company's business and credit quality, the underlying portfolio company's current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of "A" to "C", with "A" being the best and "C" being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange, and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 1 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2024:

(in millions)	As of December 31, 2024
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,375.7	90.2%	$1,370.5	91.7%
Yellow	69.6	4.6%	57.5	3.8%
Orange	79.3	5.2%	67.6	4.5%
Red	—	—%	—	—
	$1,524.6	100.0%	$1,495.6	100.0%
As of December 31, 2024, all investments in our portfolio had a Green Risk Rating, with the exception of three portfolio companies that had a Yellow Risk Rating and three portfolio companies that had an Orange Risk Rating.

During the year ended December 31, 2024, we placed our first lien position in KWOR Acquisition, Inc. ("Alacrity") on non-accrual status. As of December 31, 2024, our first lien position in Alacrity had an aggregate cost basis of $45.3 million, an aggregate fair value of $36.9 million and total unearned interest income of $0.8 million for the year then ended.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,495.6 million in 72 portfolio companies at December 31, 2024 and approximately $1,991.3 million in 93 portfolio companies at December 31, 2023.
The following table shows our portfolio and investment activity for the years ended December 31, 2024 and December 31, 2023:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended
(in millions)			December 31, 2023
New investments in 7, 15 and 28 portfolio companies, respectively	$19.2	$18.4	$68.1
Debt repayments in existing portfolio companies	(14.2)	(461.6)	(103.9)
Sales of securities in 0, 7 and 9 portfolio companies, respectively	—	(76.1)	(73.8)
Change in unrealized appreciation on 16, 42 and 74 portfolio companies, respectively	0.6	27.7	39.7
Change in unrealized depreciation on 58, 51 and 25 portfolio companies, respectively	(1.5)	(22.1)	(20.2)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.

Results of Operations - NEWCRED - Period from December 17, 2024 to December 31, 2024
Revenue

Period from December 17, 2024 to December 31, 2024
(in thousands)
Total interest income	$5,892
Dividend income	355
Fee income	106
Total investment income	$6,353
Operating Expenses

Period from December 17, 2024 to December 31, 2024
(in thousands)
Management fee	$492
Less: management fee waiver	—
Net management fee	492
Interest and other financing expenses	1,601
Incentive fee	496
Professional fees	188
Administrative expenses	86
Organizational and offering expenses	2,064
Other general and administrative expenses	28
Net expenses before expense support and income taxes	4,955
Less: expense support	(2,064)
Net expenses before income taxes	2,891
Income tax (benefit) expense	7
Net expenses after income taxes	$2,898
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Period from December 17, 2024 to December 31, 2024
(in thousands)
Net realized gains (losses) on investments	$—
Net change in unrealized appreciation (depreciation) of investments	(901)
Benefit (provision) for taxes	1
Net realized and unrealized gains (losses)	$(900)
Results of Operations - GIII - Period from January 1, 2024 to December 16, 2024 and Year Ended December 31, 2023
Results of Operations for the fiscal year ended December 31, 2022 can be found in Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed on March 9, 2023, which is incorporated by reference herein.
Revenue

	Period from January 1, 2024 to December 16, 2024	Year Ended
(in thousands)		December 31, 2023
Total interest income	$186,280	$235,139
Dividend income	9,155	9,724
Fee income	1,297	2,176
Total investment income	$196,732	$247,039
GIII's total investment income decreased by approximately $50.3 million, or 20%, for the period from January 1, 2024 to December 16, 2024, as compared to the year ended December 31, 2023. For the period from January 1, 2024 to December 16, 2024, total investment income of approximately $196.7 million consisted of approximately $167.5 million in cash interest from investments, approximately $15.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.7 million, approximately $9.1 million in PIK dividends from investments and approximately $1.3 million in fee income.
The decrease in interest income of approximately $48.8 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023 was primarily due to lower invested balances as a result of repayments received on GIII investments during the period. GIII's dividend income for the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023 remained relatively flat. Fee income during the period from January 1, 2024 to December 16, 2024, which represents fees that are generally non-recurring in nature, was primarily attributable to unfunded fees received and amendment, commitment, and consent fees received from 17 different portfolio companies. The decrease in fee income of approximately $0.9 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023 was primarily due a decline in originations, as a result of the ending of GIII's Investment Period in July 2023.
Operating Expenses

	Period from January 1, 2024 to December 16, 2024	Year Ended
(in thousands)		December 31, 2023
Management fee	$10,463	$13,195
Incentive fee	18,081	24,071
Interest and other financing expenses	59,558	67,864
Administrative expenses	2,608	3,018
Professional fees	3,101	1,804
Other general and administrative expenses	487	248
Net expenses before waivers and income taxes	94,298	110,200
Less: Management fees waived	(2,246)	(507)
Less: Incentive fees waived	(3,137)	—
Less: Expenses waived	(2,003)	—
Net expenses before income taxes	86,912	109,693
Income tax (benefit) expense	389	922
Net Expenses after Income Tax	$87,301	$110,615
GIII's total net operating expenses decreased by approximately $23.3 million for the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023. GIII's management fee, net of a management fee waiver, and GIII incentive fee, net of incentive fee waiver, decreased by approximately $4.5 million and $9.1 million, respectively for the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023, primarily due to the Investment Adviser's decision to waive management fees and incentive fees for the period of October 1, 2024 to December 16, 2024.
Interest and other financing expenses decreased by approximately $8.3 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023, primarily due to lower average debt outstanding during the period and decreased SOFR rates on GIII floating rate borrowings on the GS Credit Facility.
GIII administrative expenses decreased by approximately $0.4 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023, as GIII incurred lower expenses due to lower invested capital balances as a result of repayments received on investments. GIII professional fees increased by approximately $1.3 million and GIII other general and administrative expenses increased by approximately $0.2 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023, primarily due to expenses related to the Merger, of which $2.0 million (inclusive of indirect administrative fees) was subsequently waived by the Investment Adviser. Income tax expense decreased by approximately $0.5 million during the period from January 1, 2024 to December 16, 2024 as compared to the year ended December 31, 2023, due to an estimated refund for income taxes paid on income allocated to GIII OEC, which holds preferred shares in OEC Holdco, LLC, during the year ended December 31, 2023.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Period from January 1, 2024 to December 16, 2024	Year Ended
(in thousands)		December 31, 2023
Net realized gains (losses) on investments	$(15,293)	$(793)
Net change in unrealized appreciation (depreciation) of investments	5,629	19,558
Benefit (provision) for taxes	(145)	484
Net realized and unrealized gains (losses)	$(9,809)	$19,249
GIII net realized losses and unrealized appreciation resulted in a net loss of approximately $9.8 million for the period from January 1, 2024 to December 16, 2024 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $19.2 million for the year ended December 31, 2023. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the period from January 1, 2024 to December 16, 2024 was primarily driven by the realized losses on three positions. The provision for income taxes for the period from January 1, 2024 to December 16, 2024 as compared to the benefit for taxes for the year ended December 31, 2023 was attributable to the income earned on the equity investment held during the period by GIII OEC. The net gain for the year ended December 31, 2023 was primarily driven by the overall increase in market prices of GIII investments offset by unrealized depreciation on GIII investment in New Trojan Parent Inc., net of realized losses on 9 positions.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2024, our asset coverage ratio was 270.21%.
The following table summarizes transactions in shares of Shareholders during the period from December 17, 2024 to December 31, 2024:

(in millions)	Shares	Amount
Shares issued from the Merger	24.2	$605.4
Subscriptions	14.8	$370.2
Distributions reinvested	—	$—
Share repurchases	—	$—
Early repurchase deduction	—	$—
As of December 31, 2024 and December 31, 2023, our outstanding borrowings consisted of the the Unsecured Notes and the GS Credit Facility. See Item 8—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
At December 31, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $66.7 million and $69.9 million, respectively. Our cash provided by (used in) operating activities for the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and year ended December 31, 2023 was approximately $23.5 million, $590.8 million, and $220.6 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2024 and December 31, 2023, we had outstanding commitments to third parties to fund investments totaling $85.1 million and $119.3 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2024 we had commitment letters to purchase investments in the aggregate par amount of $45.5 million, which could require funding in the future. As of December 31, 2023, we had no commitment letters to purchase investments. As of December 31, 2024 and December 31, 2023, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2024 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$374.7	$—	$—	$374.7	$—
Unsecured Notes (2)	200.0	200.0	—	—	—
Total Contractual Obligations	$574.7	$200.0	$—	$374.7	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($374.7 million as of December 31, 2024) must be repaid on or before (a) December 17, 2029, or (b) 45 days prior to the expiration of our Term. As of December 31, 2024, there was approximately $275.3 million capacity remaining under the GS Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the GS Credit Facility.
(2)$127.3 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased and $72.7 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier repurchased.
We have entered into the investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our respective day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to shareholders and reports filed with the SEC. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Advisory Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to unitholders of GIII for the period from January 1, 2024 to December 16, 2024,and year ended December 31, 2023 were approximately $102.3 million and $138.3 million, respectively. For the period from December 17, 2024 to December 31, 2024, no distributions were declared to shareholders of NEWCRED.
Tax characteristics of all distributions paid are reported to shareholders (or unitholders of GIII) on Form 1099 or Form 1042 after the end of the calendar year. For the period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023, total distributions declared in GIII were $373.6 million and $138.3 million, respectively, of which the distributions were both comprised of approximately 26.61% and 100.00%, respectively, of ordinary income, 0.76% and 0.00%, respectively, of long-term capital gains and 72.63% and 0.00%, respectively, of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees. For the December 17, 2024 to December 31, 2024, no distributions were declared to shareholders of the Company.
We intend to pay monthly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a monthly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.
Related Parties
We have entered into a number of business relationships with affiliated or related parties, including the following:
•We have entered into the Investment Advisory Agreement with the Investment Adviser, a wholly-owned subsidiary of New Mountain Capital. Therefore, New Mountain Capital is entitled to any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Investment Adviser in performing its services under the Investment Advisory Agreement.

•We have entered into the Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. The Investment Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense. Any Expense Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser or its affiliates. The Investment Adviser has elected to bear all of the organization and offering costs of the Company until the initial closing of the offering.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the period from January 1, 2024 to December 16, 2024 and December 17, 2024 to December 31, 2024, approximately $0.9 million and approximately $47 thousand, respectively, of indirect administrative expenses were included in administrative expenses, of which $0.2 million was waived by the Administrator for the period January 1, 2024 to December 16, 2024. As of December 31, 2024, approximately $47 thousand of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
•Pursuant to the Investment Advisory Agreement, the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the name "New Mountain Private Credit Fund" and "New Mountain".
In addition, we have adopted a formal code of ethics that governs the conduct of our officers and trustees. These officers and trustees also remain subject to the duties imposed by the 1940 Act and the Maryland law.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures. On August 30, 2022, the SEC issued an exemptive order (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded prior orders issued on October 8, 2019 and December 18, 2017, which permits us to co-invest in portfolio companies with certain funds or entities managed by the Investment Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, we are permitted to co-invest with our affiliates if a "required majority" (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of our shareholders and is consistent with our then-current investment objective and strategies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In September 2024, the Federal Reserve decreased interest rates by 0.50%. In December 2024, the Federal Reserve decreased interest rates by an additional 0.25% and held rates unchanged in January 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. During the year ended December 31, 2024, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2024, 94.3% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 5.7% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and Prime rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2024. Interest expense is calculated based on the terms of our outstanding credit facility and unsecured notes. For our borrowings, we use the outstanding balance as of December 31, 2024. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(15.82)%
-150 Basis Points	(11.86)%
-100 Basis Points	(7.91)%
-50 Basis Points	(3.95)%
+50 Basis Points	3.95%
+100 Basis Points	7.91%
+150 Basis Points	11.86%
+200 Basis Points	15.82%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	74
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	75
Consolidated Statements of Operations of Successor for the period from December 17, 2024 to December 31, 2024 and the Predecessor for the period from January 1,2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022	76
Consolidated Statements of Changes in Net Assets of Successor for the period from December 17, 2024 to December 31, 2024 and Predecessor's Members' Capital for the period from January 1, 2024 to December 31, 2024 and the years ended December 31, 2023 and December 31, 2022	77
Consolidated Statements of Cash Flows of Successor for the period from December 17, 2024 to December 31, 2024 and Predecessor for the period from January 1, 2024 to December 31, 2024 and years ended December 31, 2023 and December 31, 2022	78
Consolidated Schedule of Investments as of December 31, 2024	79
Consolidated Schedule of Investments as of December 31, 2023	91
Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund and Predecessor	106

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112 USA Tel: 212 492 4000 Fax: 212 489 1687 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the “Company"), including the consolidated schedule of investments as of December 31, 2024 (Successor) and 2023 (“Predecessor”), the related consolidated statements of operations, changes in net assets and cash flows for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for the years ended December 31, 2023 and 2022 (Predecessor), and the consolidated financial highlights for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for each of the four years in the period ended December 31, 2023 (Predecessor), and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 (Successor) and 2023 (Predecessor), and the results of its operations, changes in net assets, and cash flows for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 through December 16, 2024 (Predecessor), and for the years ended December 31, 2023 and 2022 (Predecessor) and the financial highlights for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for each of the four years in the period ended December 31, 2023 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 (Successor) and 2023 (Predecessor) by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
March 5, 2025
We have served as the Company’s auditor since 2019.

New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares or units and per share or per unit data)

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,524,545 and $2,025,054, respectively)	$1,495,564	$1,991,345
Cash and cash equivalents	66,683	69,873
Interest and dividend receivable	8,772	15,468
Receivable from affiliate	7	—
Deferred tax asset	7	150
Other assets	441	686
Total assets	$1,571,474	$2,077,522
Liabilities
Borrowings
GS Credit Facility	$374,707	$646,800
Unsecured Notes	200,000	275,000
Deferred financing costs (net of accumulated amortization of $12,133 and $7,959, respectively)	(7,148)	(9,211)
Net borrowings	567,559	912,589
Payable for unsettled securities purchased	19,036	—
Interest payable	4,560	9,690
Management fee payable	492	2,792
Incentive fee payable	496	6,013
Distribution payable	—	35,506
Payable to affiliate	—	520
Other liabilities	1,151	1,661
Total liabilities	593,294	968,771
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (39,025,005 and 0) shares issued and outstanding, respectively	39	—
Additional paid in capital	995,040	—
Accumulated retained earnings	(16,899)	—
Total net assets	978,180	—
Predecessor entity members' capital	—	1,108,751
Total net assets and predecessor entity members' capital	$978,180	$1,108,751
Total liabilities, net assets and predecessor entity members' capital	$1,571,474	$2,077,522
Net Asset per share	$25.07	N/A
Members' Capital per unit	N/A	$9.65

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares or units and per share or per unit data)

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Years Ended December 31,
			2023	2022
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$5,321	$171,199	$223,624	$151,753
PIK interest income	571	15,081	11,515	8,110
Dividend income	355	9,155	9,724	8,133
Fee income	106	1,297	2,176	7,793
Total investment income	6,353	196,732	247,039	175,789
Expenses
Interest and other financing expenses	1,601	59,558	67,864	37,744
Management fee	492	10,463	13,195	13,206
Incentive fee	496	18,081	24,071	18,119
Professional fees	188	3,101	1,804	1,435
Administrative expenses	86	2,608	3,018	2,666
Organizational and offering expenses	2,064	—	—	—
Other general and administrative expenses	28	487	248	267
Total expenses	4,955	94,298	110,200	73,437
Less: Incentive fees waived (See Note 5)	—	(3,137)	—	—
Less: Management fees waived (See Note 5)	—	(2,246)	(507)	(270)
Less: Expenses waived (See Note 5)	—	(2,003)	—	—
Less: Expense support (See Note 5)	(2,064)	—	—	—
Net expenses	2,891	86,912	109,693	73,167
Net investment income before income taxes	3,462	109,820	137,346	102,622
Income tax (benefit) expense	7	389	922	(72)
Net investment income	3,455	109,431	136,424	102,694

Net realized gains (losses) on investments	—	(15,293)	(793)	(652)
Net change in unrealized appreciation (depreciation) of investments	(901)	5,629	19,558	(51,838)
Benefit (provision) for taxes	1	(145)	484	(333)
Net realized and unrealized gains (losses)	(900)	(9,809)	19,249	(52,823)
Net increase in net assets and predecessors members' capital from operations	$2,555	$99,622	$155,673	$49,871
Earnings per share and per unit of Predecessor (basic and diluted)	$0.07	$0.87	$1.35	$0.45
Weighted average common shares and common units of Predecessor outstanding - basic & diluted (See Note 11)	39,025,005	114,906,527	114,906,527	109,743,604
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and units)

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Increase (decrease) in net assets and Predecessor's members' capital resulting from operations
Net investment income	$3,455	$109,431	$136,424	$102,694
Net realized losses on investments	—	(15,293)	(793)	(652)
Net change in unrealized appreciation (depreciation) of investments	(901)	5,629	19,558	(51,838)
Benefit (provision) for taxes	1	(145)	484	(333)
Net increase in net assets and Predecessor's members' capital resulting from operations	2,555	99,622	155,673	49,871
Capital transactions
Subscriptions and Contributions	370,204	—	—	229,812
Return of capital distributions	—	(271,309)	—	—
Redemption of Guardian III Units	(229,392)	—	—	—
Placement fees	—	—	—	(270)
Distributions declared to unitholders from net investment income	—	(102,251)	(138,347)	(102,267)
Total net increase (decrease) in net assets and Predecessor's members' capital resulting from capital transactions	140,812	(373,560)	(138,347)	127,275
Net increase in net assets and Predecessor's members' capital	143,367	(273,938)	17,326	177,146
Net assets and Predecessor's members' capital at the beginning of the period	834,813	1,108,751	1,091,425	914,279
Net assets and Predecessor's members' capital at the end of the period	$978,180	$834,813	$1,108,751	$1,091,425

Capital Activity
Shares issued	39,025,005	—	—	—
Units issued	—	—	—	22,981,305
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Cash flows from operating activities
Net increase in net assets or Predecessor's members' capital resulting from operations	$2,555	$99,622	$155,673	$49,871
Adjustments to reconcile net (increase) decrease in net assets and Predecessor's members' capital resulting from operations to net cash (used in) provided by operating activities:
Net realized gains (losses) on investments	—	15,293	793	652
Net change in unrealized (appreciation) depreciation of investments	901	(5,629)	(19,558)	51,838
Amortization of purchase discount	(155)	(3,710)	(4,182)	(3,552)
Amortization of deferred financing costs	80	4,093	4,381	2,101
Non-cash investment income	(926)	(20,157)	(20,754)	(14,309)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(19,195)	(18,370)	(68,133)	(552,023)
Proceeds from sales and paydowns of investments	14,195	537,653	177,682	191,822
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	9	11	35	312
Cash paid for purchase of drawn portion of revolving credit facilities	—	—	—	(141)
Cash paid on drawn revolvers	(814)	(29,996)	(43,690)	(46,705)
Cash repayments on drawn revolvers	401	32,379	40,401	43,349
Interest and dividend receivable	11,770	(11,182)	(2,784)	(4,977)
Deferred tax asset	(1)	145	(150)	—
Receivable from affiliate	1,982	(1,989)	—	—
Other assets	(240)	485	(374)	475
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	19,036	—	—	(79,176)
Interest payable	(6,683)	1,553	1,218	5,596
Incentive fee payable	496	(6,013)	512	2,174
Management fee payable	492	(2,792)	(509)	931
Deferred Tax Liability	—	—	(333)	333
Payable to affiliates	—	(520)	207	3
Other liabilities	(399)	(126)	120	115
Net cash flows provided by (used in) operating activities	23,504	590,750	220,555	(351,311)
Cash flows from financing activities
Distributions	(19,534)	(389,533)	(131,797)	(92,788)
Net proceeds from issuance of shares and Predecessor's common units	370,204	—	—	229,812
Redemption of Guardian III Units	(229,392)	—	—	—
Proceeds from BMO Subscription Line	—	—	—	63,000
Repayment of BMO Subscription Line	—	—	—	(155,000)
Proceeds from Wells Credit Facility	—	—	223,400	541,500
Repayment of Wells Credit Facility	—	—	(909,000)	(329,000)
Proceeds from Unsecured Notes	—	—	—	100,000
Repayment of Unsecured Notes	—	(75,000)	—	—
Proceeds from GS Credit Facility	—	251,833	646,800	—
Repayment of GS Credit Facility	(98,000)	(425,927)	—	—
Placement fees paid	—	—	—	(270)
Deferred financing costs paid	(2,070)	(25)	(8,351)	(1,798)
Net cash flows (used in) provided by financing activities	21,208	(638,652)	(178,948)	355,456
Net increase (decrease) in cash and cash equivalents	44,712	(47,902)	41,607	4,145
Cash and cash equivalents at the beginning of the period	21,971	69,873	28,266	24,121
Cash and cash equivalents at the end of the period	$66,683	$21,971	$69,873	$28,266

Supplemental disclosure of cash flow information
Cash interest paid	$8,029	$53,131	$61,884	$29,469
Income taxes (refunded) paid	(9)	9	1,119	92
Non-cash financing activities:
Distributions declared and payable	$—	$19,534	$35,506	$28,956
Accrual for deferred financing costs	—	15	—	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	12/2021	12/2027	$19,970	$19,871	$19,970
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	12/2021	12/2027	19,775	19,664	19,775
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	13,498	13,393	13,186
								53,243	52,928	52,931	5.41%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.58%	02/2020	05/2028	52,307	52,185	52,307	5.35%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.61%	05/2022	05/2029	48,751	48,414	48,751	4.98%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.11%	12/2021	12/2028	45,398	45,107	45,398
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.11%	05/2022	12/2028	2,874	2,855	2,874
								48,272	47,962	48,272	4.93%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	9.03%	12/2021	12/2028	47,800	47,489	47,800	4.89%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.50%/PIK	10.93%	12/2021	12/2028	47,079	46,831	42,959
	First Lien(4)	SOFR(Q)*	+	6.50%/PIK	10.93%	12/2021	12/2028	2,447	2,443	2,233
								49,526	49,274	45,192	4.62%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	09/2021	09/2028	41,764	41,513	41,764	4.27%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.91%	11/2021	11/2027	41,293	41,125	37,940
	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.91%	11/2021	11/2027	3,599	3,583	3,306
								44,892	44,708	41,246	4.22%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.58%	06/2022	06/2029	40,440	40,151	40,440	4.13%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.55%	08/2021	10/2028	29,544	29,488	29,544
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,192	4,231
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.50%	01/2022	10/2028	3,028	3,010	3,028
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.56%	01/2022	10/2028	2,031	2,019	2,031
								38,834	38,709	38,834	3.97%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.57%	09/2021	09/2028	38,643	38,408	38,643	3.95%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2028	39,885	39,693	32,267
	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2027	5,653	5,630	4,573
								45,538	45,323	36,840	3.77%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	32,329	32,093	32,329
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	2,464	2,445	2,464
								34,793	34,538	34,793	3.56%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	$28,496	$28,353	$28,282
	First Lien(4)	SOFR(Q)	+	6.25%	10.88%	10/2022	08/2028	4,508	4,481	4,474
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	505	509	500
								33,509	33,343	33,256	3.40%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	28,086	27,917	27,715
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	2,956	2,951	2,917
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.20%	08/2021	08/2027	2,292	2,281	2,262
								33,334	33,149	32,894	3.36%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	10/2021	10/2028	19,378	19,259	18,942
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	12/2021	10/2028	14,042	13,954	13,726
								33,420	33,213	32,668	3.34%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	11/2021	11/2028	28,383	28,252	28,383
	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	03/2022	11/2028	3,890	3,871	3,890
								32,273	32,123	32,273	3.30%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	31,842	31,669	31,842	3.26%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	29,885	29,715	29,885
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.30%	10/2021	10/2027	1,025	1,030	1,025
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	350	345	350
	First Lien(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	82	75	82
								31,342	31,165	31,342	3.20%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	25,292	25,245	22,763
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	09/2021	09/2026	5,970	5,966	5,373
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	2,259	2,256	2,033
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	02/2022	09/2026	388	387	349
								33,909	33,854	30,518	3.12%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	19,764	19,582	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2021	07/2028	8,897	8,858	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	1,548	1,538	1,548
								30,209	29,978	30,209	3.09%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	17,342	17,244	17,342
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,821	5,789	5,821
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,784	5,752	5,784
								28,947	28,785	28,947	2.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	$26,269	$26,132	$26,269
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	399	400	399
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	308	305	308
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	98	98	98
								27,074	26,935	27,074	2.77%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.83%	09/2021	09/2028	26,481	26,313	26,217
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.82%	09/2021	09/2028	158	166	157
								26,639	26,479	26,374	2.70%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	23,918	23,852	23,918
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	855	854	855
								24,773	24,706	24,773	2.53%
Avalara, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	21,654	21,461	21,654	2.21%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	20,717	20,717	20,603	2.11%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.48%	02/2022	02/2028	18,409	18,308	18,409
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.47%	02/2022	02/2028	1,504	1,504	1,504
								19,913	19,812	19,913	2.04%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.35%	08/2021	08/2029	19,705	19,652	19,705	2.01%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	17,390	17,283	17,390
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	1,465	1,459	1,465
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	88	87	88
								18,943	18,829	18,943	1.94%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	09/2021	09/2027	18,880	18,781	18,880	1.93%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.47%	03/2021	03/2029	17,607	17,601	17,607	1.80%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	10.91%	04/2021	04/2028	18,136	18,053	16,956	1.73%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.86%	05/2021	05/2029	16,848	16,759	16,779	1.72%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	$10,653	$10,591	$10,340
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	2,045	2,024	1,985
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	1,888	1,883	1,833
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	08/2021	08/2027	114	120	110
								14,700	14,618	14,268	1.46%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.32%	12/2021	08/2027	8,170	8,147	8,170
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.34%	12/2021	08/2027	5,543	5,528	5,543
								13,713	13,675	13,713	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.85%	03/2021	03/2028	11,101	11,013	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.69%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,310	13,403	1.37%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	9,309	9,271	9,073
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	02/2022	04/2028	2,057	2,051	2,005
	First Lien(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	1,559	1,553	1,520
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.83%	12/2022	04/2028	489	485	478
								13,414	13,360	13,076	1.34%
Databricks, Inc.
Software	First Lien	SOFR (Q)	+	4.50%	8.83%	12/2024	01/2031	12,592	12,529	12,529	1.34%
Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.89%	12/2020	12/2028	12,500	12,443	12,500	1.28%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.44%	05/2021	11/2027	18,882	18,882	12,179	1.25%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.22%	03/2021	03/2029	12,188	12,168	12,168	1.24%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	01/2020	02/2027	8,027	8,012	8,027
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	03/2021	02/2027	3,558	3,554	3,558
								11,585	11,566	11,585	1.18%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	5,024	4,999	5,024
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	4,992	4,964	4,992
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	1,511	1,501	1,511
								11,527	11,464	11,527	1.18%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.60%	06/2021	06/2028	11,491	11,413	11,161
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.04%	06/2021	06/2026	162	163	157
	First Lien(4)	SOFR(Q)	+	5.75%	10.66%	06/2021	06/2028	83	82	80
								11,736	11,658	11,398	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	$7,924	$7,901	$7,924
	First Lien(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	2,205	2,203	2,205
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	290	289	290
								10,419	10,393	10,419	1.07%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	12/2021	12/2028	6,920	6,875	6,920
	First Lien(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	2,714	2,701	2,714
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	774	769	774
								10,408	10,345	10,408	1.06%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	08/2021	10/2030	10,340	10,285	10,340	1.06%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.49%	04/2021	05/2029	10,200	10,182	10,013	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.76%	06/2021	06/2028	7,449	7,405	7,449
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.78%	06/2021	06/2028	2,163	2,153	2,163
								9,612	9,558	9,612	0.98%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,448	8,449
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.11%	07/2021	07/2026	954	953	950
								9,447	9,401	9,399	0.96%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	9,147	9,100	9,147
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	90	91	90
								9,237	9,191	9,237	0.94%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.19%	10/2021	10/2028	8,415	8,364	8,100
	First Lien(4)	SOFR(Q)	+	5.50%	10.28%	10/2021	10/2028	964	958	928
								9,379	9,322	9,028	0.92%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	11/2028	8,291	8,251	8,243
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	12/2021	11/2027	468	467	465
								8,759	8,718	8,708	0.89%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.81%	02/2022	12/2028	7,804	7,776	7,663
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	542	536	533
								8,346	8,312	8,196	0.84%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	6,868	6,846	6,846
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	694	694	692
								7,562	7,540	7,538	0.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.72%	09/2021	09/2027	$6,834	$6,817	$6,834
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.25%	11.75%	09/2021	09/2027	128	129	128
								6,962	6,946	6,962	0.71%
Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	10.01%	04/2021	04/2027	5,949	5,929	5,949
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.02%	04/2021	04/2027	309	310	309
								6,258	6,239	6,258	0.64%
Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	9.59%	01/2024	06/2029	5,711	5,711	4,819
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	179	179	179
								5,890	5,890	4,998	0.50%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(S)	+	7.00%	12.08%	05/2021	05/2027	4,582	4,561	4,582	0.47%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	+	6.75%	11.22%	05/2021	05/2029	6,000	5,974	4,350	0.44%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	4,269	4,241	4,269	0.43%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.46%	08/2021	10/2029	4,006	3,999	3,944	0.39%
Planview Parent, Inc.
Software	Second Lien(2)(3)	SOFR(Q)	+	5.75%	10.08%	12/2024	12/2028	2,278	2,267	2,272	0.22%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.61%	02/2021	02/2029	1,865	1,862	1,851	0.18%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.78%	07/2019	07/2026	1,950	1,947	1,842	0.18%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.84%	12/2021	02/2028	1,720	1,718	1,720	0.17%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,420,281	$1,413,305	$1,385,390	141.63%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.72%	10/2019	10/2027	$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments - United Kingdom								$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments								$1,442,781	$1,435,730	$1,407,890	143.93%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$42,352	4.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	$18,444	$16,418	1.68%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	9,061	12,453	12,566	1.28%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.10%	04/2021	—	5,000	7,965	7,417	0.76%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,081	6,804	0.70%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.00%/PIK	11.00%	05/2021	—	1,167	1,717	1,686	0.17%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	596	596
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	205	205
								75,181	801	801	0.08%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$89,051	$88,044	9.00%
Total Shares									$89,051	$88,044	9.00%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$162	0.02%
Total Warrants - United States									$90	$162	0.02%
Total Funded Investments									$1,524,871	$1,496,096	152.95%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	12/2021	12/2027	$2,427	$(12)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	01/2022	12/2027	1,573	(7)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	02/2022	02/2028	1,214	(3)	—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	05/2021	05/2027	313	(1)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Avalara, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	$2,165	$(17)	$—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(24)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	06/2025	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(6)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(9)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,439	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,903	(19)	—
							5,342	(19)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(16)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,362	(5)	—	—%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	1,174	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,357	(9)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$2,523	$(12)	$—	—%
OEConnection LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(34)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(19)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	6,000	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2025	187	(1)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							547	(4)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	803	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,631	(14)	—
							3,434	(14)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	04/2025	380	(2)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—
							1,107	(5)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	$226	$(3)	$(1)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	255	(2)	(1)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	117	(2)	(3)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(8)	(6)	0.00%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	360	—	(6)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(11)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,018	(18)	(15)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,735	(17)	(17)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,030	(10)	(30)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(8)	(147)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,614	(12)	(293)	(0.03)%
Total Unfunded Debt Investments - United States							$85,099	$(326)	$(532)	(0.05)%
Total Unfunded Debt Investments							$85,099	$(326)	$(532)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,524,545	$1,495,564	152.90%
Total Investments								$1,524,545	$1,495,564	152.90%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands, except shares)

(1)New Mountain Private Credit Fund (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV").
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, NEWCRED SPV, as the Borrower, Goldman Sachs Bank USA as the Syndication Agent and Administrative Agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2024.
(7)The Company holds investments in two wholly-owned subsidiaries of Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings, Inc.). The Company holds a first lien term loan and a first lien revolver in Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC) and preferred equity in Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.).
(8)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc.
(9)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc.
(10)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(11)The Company holds ordinary shares in Ambrosia Holdco Corp., a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(12)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(13)Investment is on non-accrual status. See Note 3. Investments, for details.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2024, 1.43% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	83.64%
Second lien	7.96%
Subordinated	2.50%
Equity and other	5.90%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	38.95%
Healthcare	23.05%
Business Services	16.34%
Consumer Services	6.17%
Financial Services	4.75%
Distribution & Logistics	3.95%
Consumer Products	2.74%
Packaging	2.10%
Education	1.32%
Specialty Chemicals & Materials	0.63%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.26%
Fixed rates	5.74%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Recorded Future, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	07/2025	$41,650	$41,554	$41,650
	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	08/2019	07/2025	13,244	13,209	13,244
								54,894	54,763	54,894	4.95%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2020	05/2026	52,856	52,744	52,856	4.77%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	20,173	20,046	20,173
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	19,980	19,837	19,980
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	12,023	11,905	11,515
								52,176	51,788	51,668	4.66%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.61%	05/2022	05/2029	49,250	48,848	49,250	4.44%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	45,865	45,513	45,865
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	05/2022	12/2028	2,903	2,880	2,903
								48,768	48,393	48,768	4.40%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.11%	08/2021	10/2027	39,275	39,187	39,275
	Subordinated(4)	Fixed(Q)*	+	15.00%/PIK	15.00%	05/2023	05/2033	3,513	3,465	3,460
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	3,059	3,037	3,059
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	01/2022	10/2027	2,052	2,037	2,052
								47,899	47,726	47,846	4.32%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	38,500	38,200	38,500
	First Lien(2)(4)	SOFR(S)	+	5.08%	10.43%	12/2021	12/2028	9,300	9,228	9,300
								47,800	47,428	47,800	4.31%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	12/2028	40,190	39,959	40,190
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	12/2021	12/2027	2,431	2,426	2,431
								42,621	42,385	42,621	3.84%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.70%	12/2021	12/2028	41,867	41,568	39,732
	First Lien(4)	SOFR(Q)*	+	3.50% +2.75%/PIK	11.75%	12/2021	12/2028	2,176	2,172	2,065
								44,043	43,740	41,797	3.77%
Diamondback Acquisition, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2021	09/2028	42,196	41,887	41,605	3.75%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	$40,847	$40,628	$37,833
	First Lien(2)(4)	SOFR(Q)	+	6.75%	12.28%	11/2021	11/2027	3,560	3,541	3,297
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.28%	11/2021	05/2027	241	249	223
								44,648	44,418	41,353	3.73%
Anaplan, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	06/2022	06/2029	40,440	40,102	40,440	3.65%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	12/2021	04/2027	17,845	17,786	17,845
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.19%	04/2021	04/2027	10,237	10,206	10,238
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.13%	12/2021	04/2027	9,932	9,901	9,932
	First Lien(2)(4)	SOFR(S)	+	5.50%	11.22%	10/2021	04/2027	1,574	1,569	1,574
	First Lien(2)(4)(5) - Drawn	P(Q)	+	5.00%	13.50%	04/2021	04/2027	750	750	750
								40,338	40,212	40,339	3.64%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.48%	09/2021	09/2028	38,942	38,654	38,942	3.51%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	10/2021	10/2028	19,577	19,432	19,242
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.23%	12/2021	10/2028	14,186	14,078	13,943
								33,763	33,510	33,185	2.99%
Associations, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.18%	07/2021	07/2027	18,351	18,299	18,351
	First Lien(2)(4)	SOFR(Q)*	+	4.00%+2.50%/PIK	12.15%	07/2021	07/2027	4,518	4,504	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	4,518	4,505	4,518
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.13%	07/2021	07/2027	2,728	2,720	2,728
	First Lien(2)(4)	SOFR(Q)*	+	4.00% +2.50%/PIK	12.17%	07/2021	07/2027	2,170	2,164	2,170
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.50%	12.14%	07/2021	07/2027	626	626	626
								32,911	32,818	32,911	2.97%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	28,376	28,169	27,857
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2028	2,987	2,981	2,932
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.75%	11.20%	08/2021	08/2027	1,986	1,975	1,949
								33,349	33,125	32,738	2.95%
iCIMS, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.88%/PIK	12.62%	08/2022	08/2028	27,556	27,373	27,757
	First Lien(4)	SOFR(Q)	+	7.25%	12.62%	10/2022	08/2028	4,508	4,475	4,553
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	08/2022	08/2028	421	422	421
								32,485	32,270	32,731	2.95%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)*	+	3.50% +2.75%/PIK	11.72%	12/2021	11/2028	31,584	31,298	31,584	2.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	11/2021	11/2028	$27,534	$27,372	$27,534
	First Lien(4)	SOFR(Q)*	+	7.00%/PIK	12.35%	03/2022	11/2028	3,774	3,750	3,774
								31,308	31,122	31,308	2.82%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	12/2021	09/2028	24,500	24,312	24,088
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	3,945	3,919	3,878
	First Lien(2)(4)	SOFR(M)	+	5.75%	11.22%	09/2021	09/2028	2,788	2,761	2,742
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.22%	09/2021	09/2027	112	113	110
								31,345	31,105	30,818	2.78%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	8.25%	13.70%	07/2022	07/2029	20,105	19,891	20,105
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2021	07/2028	9,059	9,010	9,059
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	07/2022	07/2028	1,564	1,551	1,564
								30,728	30,452	30,728	2.77%
Foreside Financial Group, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.04%	05/2022	09/2027	29,087	28,870	29,087
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.02%	05/2022	09/2027	859	856	859
								29,946	29,726	29,946	2.70%
Galway Borrower LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.70%	09/2021	09/2028	29,741	29,511	29,741	2.68%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	29,299	29,092	29,115
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2027	146	156	145
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.98%	06/2022	10/2028	142	139	141
	First Lien(4)	SOFR(Q)	+	5.50%	10.95%	10/2021	10/2028	82	74	82
								29,669	29,461	29,483	2.66%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	17,521	17,395	17,239
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	12/2021	12/2027	5,881	5,839	5,786
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.25%	12/2021	12/2027	5,844	5,802	5,750
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.75%	11.26%	12/2021	12/2027	536	539	528
								29,782	29,575	29,303	2.64%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	11/2021	11/2027	23,817	23,635	23,817
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	05/2021	11/2027	4,888	4,865	4,888
								28,705	28,500	28,705	2.59%
Icebox Holdco III, Inc.
Distribution & Logistics	Second Lien(2)(4)	SOFR(Q)	+	6.75%	12.36%	12/2021	12/2029	30,000	29,877	28,641	2.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

CFS Management, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	$23,817	$23,792	$20,809
	First Lien(2)(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	09/2021	07/2024	5,610	5,604	4,901
	First Lien(4)	SOFR(Q)*	+	6.25% +0.75%/PIK	12.61%	08/2019	07/2024	2,127	2,126	1,859
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	6.25% +0.75%/PIK	13.36%	02/2022	07/2024	365	369	319
								31,919	31,891	27,888	2.52%
OEC Holdco, LLC (12)
OEConnection LLC
Software	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	12/2021	09/2027	19,234	19,098	19,234
	Second Lien(2)(4)	SOFR(M)	+	7.00%	12.46%	09/2019	09/2027	7,677	7,633	7,677
								26,911	26,731	26,911	2.43%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	26,068	25,906	26,068
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	06/2022	06/2029	399	398	399
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.50% +2.50%/PIK	11.38%	06/2022	06/2029	97	97	97
								26,564	26,401	26,564	2.40%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	03/2021	03/2029	26,250	26,291	26,250	2.37%
MRI Software LLC
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	01/2020	02/2027	16,675	16,631	16,632
	First Lien(2)(4)	SOFR(Q)	+	5.50%	10.95%	03/2021	02/2027	8,897	8,885	8,874
								25,572	25,516	25,506	2.30%
Businessolver.com, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	24,164	24,078	24,164
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	12/2021	12/2027	560	559	560
								24,724	24,637	24,724	2.23%
TRC Companies L.L.C. (fka Energize Holdco LLC)
Business Services	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	11/2021	12/2029	24,900	24,799	24,148	2.18%
Bullhorn, Inc.
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	18,653	18,589	18,653
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	09/2026	3,855	3,849	3,855
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	863	860	863
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	387	386	387
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	09/2019	09/2026	308	307	308
								24,066	23,991	24,066	2.17%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.18%	07/2021	07/2027	23,338	23,180	23,338	2.10%
Avalara, Inc.
Software	First Lien(4)	SOFR(Q)	+	7.25%	12.60%	10/2022	10/2028	21,654	21,423	21,654	1.95%
MED Parentco, LP
Healthcare	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	08/2019	08/2027	22,000	21,908	21,221	1.91%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.75%	11.20%	06/2022	06/2028	20,982	20,982	20,605	1.86%
KAMC Holdings, Inc
Business Services	Second Lien(2)(4)	SOFR(Q)	+	8.00%	13.63%	08/2019	08/2027	22,500	22,406	20,495	1.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	09/2021	09/2027	$19,075	$18,945	$18,588
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	09/2021	09/2027	976	975	951
								20,051	19,920	19,539	1.76%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	8,288	8,271	8,095
	First Lien(2)(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	7,298	7,265	7,155
	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.28%	03/2021	08/2025	2,025	2,021	1,978
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	11.76%	08/2020	08/2025	1,261	1,268	1,236
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	611	608	599
	First Lien(4)	SOFR(Q)	+	6.25%	11.78%	08/2020	08/2025	385	383	377
								19,868	19,816	19,440	1.75%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	12.14%	08/2021	08/2029	19,706	19,643	19,355	1.75%
Daxko Acquisition Corporation
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	17,569	17,438	17,569
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	1,480	1,473	1,480
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.50%	13.00%	10/2021	10/2027	89	93	89
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	10/2021	10/2028	88	84	88
								19,226	19,088	19,226	1.73%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	18,409	18,274	18,253
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	12.28%	02/2022	02/2028	835	835	828
								19,244	19,109	19,081	1.72%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(S)	+	6.75%	12.35%	05/2021	11/2027	18,882	18,882	17,671	1.59%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	6.50%	11.96%	05/2021	05/2027	16,848	16,736	16,848	1.52%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	11.78%	04/2021	04/2028	17,541	17,438	16,225	1.46%
Granicus, Inc.
Software	First Lien(2)(4)	SOFR(Q)*	+	5.50% +1.50%/PIK	12.48%	01/2021	01/2027	13,672	13,613	13,672
	First Lien(4)	SOFR(Q)	+	6.00%	11.48%	04/2021	01/2027	2,271	2,258	2,271
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	6.50%	11.96%	01/2021	01/2027	252	254	252
								16,195	16,125	16,195	1.46%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	$11,809	$11,765	$11,809
	First Lien(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	3,286	3,282	3,286
	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	02/2022	02/2028	431	431	431
								15,526	15,478	15,526	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.64%	03/2021	03/2028	11,101	10,990	11,029
	First Lien(2)(4)	SOFR(Q)	+	6.09%	11.62%	03/2021	03/2028	2,302	2,296	2,287
								13,403	13,286	13,316	1.20%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	9,415	9,367	9,132
	First Lien(2)(4)	SOFR(Q)	+	6.41%	11.75%	02/2022	04/2028	2,078	2,071	2,016
	First Lien(4)	SOFR(Q)	+	6.41%	11.75%	03/2021	04/2028	1,575	1,567	1,528
	First Lien(2)(4)	SOFR(Q)	+	6.50%	11.85%	12/2022	04/2028	494	488	480
								13,562	13,493	13,156	1.19%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	10,709	10,632	10,453
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	1,898	1,891	1,853
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2028	679	667	662
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.96%	08/2021	08/2027	172	174	168
								13,458	13,364	13,136	1.18%
Syndigo LLC
Software	Second Lien(4)	SOFR(M)	+	8.00%	13.48%	12/2020	12/2028	12,500	12,432	12,500	1.13%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,075	5,043	5,075
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	5,044	5,011	5,044
	First Lien(4)	SOFR(M)	+	5.50%	10.96%	01/2022	12/2026	1,526	1,515	1,526
								11,645	11,569	11,645	1.05%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	11,609	11,511	11,145
	First Lien(4)	SOFR(Q)	+	5.75%	11.41%	06/2021	06/2028	84	83	80
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.46%	06/2021	06/2026	39	41	38
								11,732	11,635	11,263	1.02%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	12.22%	03/2021	03/2029	12,188	12,165	10,999	0.99%
PDQ.com Corporation
Software	First Lien(2)(4)	SOFR(Q)	+	5.21%	10.66%	12/2021	08/2027	5,600	5,580	5,600
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.21%	10.68%	12/2021	08/2027	5,389	5,371	5,389
								10,989	10,951	10,989	0.99%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(4)	SOFR(M)	+	6.00%	11.46%	08/2021	08/2028	10,445	10,382	10,445	0.94%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	12.28%	04/2021	05/2028	$10,200	$10,178	$10,039	0.91%
CRCI Longhorn Holdings, Inc.
Business Services	Second Lien(2)(4)	SOFR(M)	+	7.25%	12.71%	07/2021	08/2026	10,000	9,986	9,956	0.90%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	6,991	6,937	6,921
	First Lien(4)	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	2,742	2,726	2,715
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	10.86%	12/2021	12/2028	222	220	220
								9,955	9,883	9,856	0.89%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)	SOFR(S)	+	5.75%	11.29%	06/2021	06/2027	7,449	7,401	7,449
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	5.75%	11.19%	06/2021	06/2027	1,971	1,958	1,971
								9,420	9,359	9,420	0.85%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)	SOFR(Q)	+	6.00%	11.53%	03/2020	02/2026	7,978	7,962	7,978
	First Lien(2)	SOFR(Q)	+	8.00%	13.54%	10/2020	08/2026	1,436	1,428	1,436
								9,414	9,390	9,414	0.85%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.25%	10.73%	10/2021	10/2028	8,502	8,439	8,337
	First Lien(4)	SOFR(Q)	+	5.25%	10.76%	10/2021	10/2028	974	967	955
								9,476	9,406	9,292	0.84%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	14.10%	07/2021	07/2027	8,403	8,344	8,038
	First Lien(2)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	14.11%	07/2021	07/2026	935	931	894
								9,338	9,275	8,932	0.81%
Huskies Parent, Inc.
Software	First Lien(2)(4)	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2028	8,376	8,328	8,160
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	11.00%	12/2021	11/2027	724	720	705
								9,100	9,048	8,865	0.80%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	6.53%	11.97%	03/2022	04/2029	8,301	8,250	8,301
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.75%	12.10%	03/2022	04/2028	90	90	90
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.53%	11.91%	03/2022	04/2029	67	61	67
								8,458	8,401	8,458	0.76%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	6,939	6,912	6,814
	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	12/2021	12/2028	702	701	689
	First Lien(2)(4)(5) - Drawn	SOFR(M)	+	5.50%	11.28%	12/2021	12/2027	362	361	355
								8,003	7,974	7,858	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Smile Doctors LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	5.90%	11.30%	02/2022	12/2028	$7,883	$7,849	$7,779	0.70%
EAB Global, Inc.
Education	Second Lien(2)(4)	SOFR(M)	+	6.50%	11.97%	08/2021	08/2029	7,354	7,270	7,354	0.66%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.25%	10.75%	09/2021	09/2027	6,904	6,881	6,904
	First Lien(2)(4)(5) - Drawn	P(Q)	+	4.25%	12.75%	09/2021	09/2027	384	383	384
								7,288	7,264	7,288	0.66%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)	SOFR(M)	+	5.50%	10.96%	02/2022	02/2028	7,091	7,038	6,899	0.62%
USIC Holdings, Inc.
Business Services	Second Lien	SOFR(Q)	+	6.50%	12.11%	05/2021	05/2029	7,000	6,974	6,550	0.59%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)	SOFR(Q)	+	5.00%	10.48%	10/2021	10/2025	6,079	6,060	6,079
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.99%	10/2021	10/2025	404	394	404
								6,483	6,454	6,483	0.58%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(Q)	+	3.50%	9.14%	09/2019	08/2024	9,666	9,047	5,800
	First Lien(2)	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	457	457	457
	First Lien	SOFR(M)	+	9.50%	14.98%	12/2023	05/2024	157	157	157
								10,280	9,661	6,414	0.58%
RealPage, Inc.
Software	Second Lien	SOFR(M)	+	6.50%	11.97%	02/2021	04/2029	6,388	6,353	6,404	0.58%
Calabrio, Inc.
Software	First Lien	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	5,979	5,953	5,920
	First Lien(2)(5) - Drawn	SOFR(M)	+	7.13%	12.48%	04/2021	04/2027	411	411	407
								6,390	6,364	6,327	0.57%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(4)	SOFR(M)	+	6.75%	12.22%	05/2021	05/2029	6,000	5,970	5,693	0.51%
IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)	+	6.00%	11.40%	05/2022	05/2029	5,224	5,181	5,182
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.39%	05/2022	05/2029	463	459	459
	First Lien(2)(4)(5) - Drawn	SOFR(S)	+	6.00%	11.42%	05/2022	05/2028	25	27	25
								5,712	5,667	5,666	0.51%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	6.75%	12.32%	05/2021	05/2027	4,641	4,612	4,641	0.42%
Mamba Purchaser, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	6.50%	11.97%	09/2021	10/2029	4,354	4,336	4,347	0.39%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	11.46%	08/2021	10/2029	4,006	3,998	3,860	0.35%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Alegeus Technologies Holdings Corp.
Healthcare	First Lien(2)(4)	SOFR(S)	+	8.25%	13.75%	08/2019	09/2024	$2,134	$2,131	$2,134	0.19%
AG Parent Holdings, LLC
Healthcare	First Lien(2)	SOFR(Q)	+	5.00%	10.65%	07/2019	07/2026	1,970	1,966	1,938	0.17%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	11.61%	02/2021	02/2029	1,865	1,862	1,753	0.16%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	5.25%	10.71%	12/2021	02/2026	1,739	1,735	1,739	0.16%
Virtusa Corporation
Business Services	Subordinated	Fixed(S)	+	7.13%	7.13%	07/2022	12/2028	1,000	834	859	0.09%
New Trojan Parent, Inc.
Healthcare	Second Lien(4)	SOFR(M)	+	7.25%	12.72%	01/2021	01/2029	13,238	13,189	703	0.07%
Total Funded Debt Investments - United States								$1,902,756	$1,891,533	$1,858,847	167.65%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(4)	SOFR(M)	+	8.25%	13.72%	10/2019	10/2027	$22,500	$22,404	$22,500	2.03%
Total Funded Debt Investments - United Kingdom								$22,500	$22,404	$22,500	2.03%
Funded Debt Investments - Canada
Project Boost Purchaser, LLC**
Business Services	Second Lien(2)(4)	SOFR(M)	+	8.00%	13.47%	09/2019	05/2027	$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments - Canada								$12,000	$12,000	$11,982	1.08%
Total Funded Debt Investments								$1,937,256	$1,925,937	$1,893,329	170.76%
Equity - United States
Dealer Tire Holdings, LLC(10)
Distribution & Logistics	Preferred shares (4)	Fixed(S)*		7.00%/PIK	7.00%	09/2021	—	30,082	$37,626	$39,970	3.60%
OEC Holdco, LLC (12)
Software	Preferred shares (3)(4)	Fixed(S)*		11.00%/PIK	11.00%	12/2021	—	17,786	20,782	20,008	1.80%
ACI Parent Inc. (11)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	16,414	15,040	1.36%
Knockout Intermediate Holdings I Inc. (14)
Software	Preferred shares (4)	Fixed(S)*		11.75%/PIK	11.75%	06/2022	—	9,061	10,066	10,179	0.92%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.85%	04/2021	—	5,000	6,877	6,191	0.56%
Diamond Parent Holdings Corp. (9)
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	6,386	6,082	0.55%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Appriss Health Holdings, Inc. (7)
Appriss Health Intermediate Holdings, Inc.
Healthcare	Preferred shares (4)	Fixed(Q)*	11.00%/PIK	11.00%	05/2021	—	1,167	$1,497	$1,432	0.13%
Pioneer Topco I, L.P. (13)
Software	Ordinary shares (4)	—	—	—	11/2021	—	10	—	—	—%
Total Shares - United States								$99,648	$98,902	8.92%
Total Shares								$99,648	$98,902	8.92%
Total Funded Investments								$2,025,585	$1,992,231	179.68%
Unfunded Debt Investments - United States
KWOR Acquisition, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$3,222	$(24)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(16)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2022	12/2026	1,572	(10)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,213	(4)	—	—%
Coyote Buyer, LLC
Specialty Chemicals & Materials	First Lien(2)(5) - Undrawn	—	—	—	03/2020	02/2025	592	(1)	—	—%
Appriss Health Holdings, Inc. (7)
Appriss Health, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(2)	—	—%
Associations, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	1,146	(6)	—	—%
Avalara, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(22)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(30)	—	—%
Bullhorn, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2019	09/2026	964	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2024	3,027	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	04/2024	619	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,242	(12)	—
							1,861	(12)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Foreside Financial Group, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	$3,894	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	931	(9)	—
							4,825	(9)	—	—%
Galway Borrower LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,894	(12)	—	—%
Granicus, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2021	01/2027	955	(7)	—	—%
iCIMS, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2024	5,634	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,101	(18)	—
							7,735	(18)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(7)	—	—%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	05/2024	3,196	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	3,103	(20)	—	—%
GraphPAD Software, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	750	(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2020	05/2026	2,362	(6)	—	—%
Knockout Intermediate Holdings I Inc. (14)
Kaseya Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	1,481	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,664	(9)	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(43)	—	—%
Pioneer Topco I, L.P. (13)
Pioneer Buyer I, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(26)	—	—%
PDQ.com Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	01/2024	8,857	—	—	—%
Pye-Barker Fire & Safety, LLC
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	11/2026	1,998	(31)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2024	$1,056	$—	$—
	First Lien(2)(4)(5) - Undrawn	—	—	—	03/2022	04/2028	360	(3)	—
							1,416	(3)	—	—%
Recorded Future, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2019	07/2025	1,630	(4)	—	—%
Relativity ODA LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	1,439	(10)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	128	(1)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2024	572	—	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2027	727	(5)	—
							1,299	(5)	—	—%
USRP Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2027	432	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	10/2027	2,480	(5)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	12/2024	3,963	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(5) - Undrawn	—	—	—	04/2021	04/2027	309	(2)	(3)	—%
MRI Software LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	01/2020	02/2027	1,170	(3)	(3)	—%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	306	(3)	(6)	—%
Ministry Brands Holdings, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	316	(2)	(6)	—%
Specialtycare, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	240	(4)	(8)	—%
Sun Acquirer Corp.
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	447	(4)	(8)	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(10)	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

IMO Investor Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	605	(6)	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	05/2022	05/2024	794	—	(6)
							1,399	(6)	(11)	—%
Smile Doctors LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	905	—	(12)	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	09/2024	683	—	(7)
	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(5)	(7)
							1,419	(5)	(14)	—%
Diamond Parent Holdings Corp. (9)
Diligent Corporation
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2020	08/2025	1,074	(13)	(21)	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	545	—	(5)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(18)	(22)
							3,175	(18)	(27)	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	1,847	(18)	(30)	—%
Community Brands ParentCo, LLC
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	425	(3)	(11)
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	849	—	(23)
							1,274	(3)	(34)	—%
DOCS, MSO, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(36)	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	1,548	(15)	(39)	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,782	(28)	(18)
	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2022	06/2024	4,539	—	(29)
							7,321	(28)	(47)	—%
ACI Parent Inc. (11)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	973	(10)	(23)
	First Lien(2)(4)(5) - Undrawn	—	—	—	08/2021	08/2024	1,415	—	(34)
							2,388	(10)	(57)	(0.01)%
CFS Management, LLC
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	02/2024	764	(5)	(96)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Members' Capital

Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	$2,259	$(11)	$(169)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,373	(25)	(249)	(0.03)%
Total Unfunded Debt Investments - United States							$119,343	$(531)	$(886)	(0.08)%
Total Unfunded Debt Investments							$119,343	$(531)	$(886)	(0.08)%
Total Non-Controlled/Non-Affiliated Investments								$2,025,054	$1,991,345	179.60%
Total Investments								$2,025,054	$1,991,345	179.60%

(1)New Mountain Private Credit Fund generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is pledged as collateral for the Wells Credit Facility, a revolving credit facility among the Company as Collateral Manager, New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV") as the Borrower, Wells Fargo Bank, National Association as the Administrative Agent, and Collateral Custodian. See Note 6. Borrowings, for details.
(3)Investment is held in New Mountain Guardian III OEC, Inc.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR),, the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2022.
(7)The Company holds investments in two wholly-owned subsidiaries of Appriss Health Holdings, Inc. The Company holds a first lien term loan and a first lien revolver in Appriss Health, LLC, and preferred equity in Appriss Health Intermediate Holdings, Inc. The preferred equity in Appriss Health Intermediate Holdings, Inc. is entitled to receive cumulative preferential dividends at a rate of 11.00% per annum.
(8)The Company holds investments in two subsidiaries of Project Essential Topco, Inc. The Company holds a first lien term loan and first lien revolver in Project Essential Bidco, Inc. and preferred equity in Project Essential Super Parent, Inc. The preferred equity in Project Essential Super Parent, Inc. is entitled to receive cumulative preferential dividends at a rate of L + 9.50% per annum.
(9)The Company holds investments in two wholly-owned subsidiaries of Diamond Parent Holdings Corp. The Company holds three first lien term loans, two first lien delayed draws and a first lien revolver in Diligent Corporation and preferred equity in Diligent Preferred Issuer Inc. The preferred equity in Diligent Preferred Issuer, Inc. is entitled to receive cumulative preferential dividends at a rate of 10.50% per annum.
(10)The Company holds preferred equity in Dealer Tire Holdings, LLC., that is entitled to receive cumulative preferential dividends at a rate of 7.00% per annum.
(11)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The preferred equity in ACI Parent Inc. is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum.
(12)The Company holds investments in OEC Holdco, LLC, and a wholly-owned subsidiary of OEC Holdco, LLC. The Company holds two second lien term loans in OEConnection LLC, and preferred equity in OEC Holdco, LLC. The preferred equity is entitled to receive preferential dividends at a rate of 11.00% per annum.
(13)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds a first lien term loan and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(14)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and a first lien delayed draw in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc. The preferred equity is entitled to receive cumulative preferential dividends at a rate of 11.75% per annum
*    All or a portion of interest contains PIK interest. See Note 2. Summary of Significant Accounting Policies—Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2022, 4.24% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2023

December 31, 2023
Investment Type	Percent of Total Investments at Fair Value
First lien	78.20%
Second lien	15.03%
Subordinated	1.80%
Equity and other	4.97%
Total investments	100.00%

December 31, 2023
Industry Type	Percent of Total Investments at Fair Value
Software	38.33%
Business Services	20.92%
Healthcare	20.26%
Consumer Services	6.39%
Distribution & Logistics	4.28%
Financial Services	4.01%
Consumer Products	2.06%
Packaging	1.49%
Education	1.34%
Specialty Chemicals & Materials	0.92%
Total investments	100.00%

December 31, 2023
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.55%
Fixed rates	5.45%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor
December 31, 2024
(in thousands, except for share unit data)

Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company" or the "Successor") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for United States federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII” or the "Predecessor"). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). Our consolidated financial statements are presented as Predecessor for the periods prior to the Merger on December 17, 2024, and Successor for subsequent periods. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their GIII units to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
The Merger is accounted for as a common control transaction between GIII and the Company. In accordance with the common control method of accounting, as detailed in Accounting Standards Codification Topic 805-50, Business Combinations - Related Issues, there is no change in basis of the assets and liabilities. Accordingly, the ongoing financial statements of the Company are presented as a continuation of those of GIII, such that the assets and liabilities of GIII were contributed to the Company at their current carrying values, and the equity of the Company was adjusted to reflect the equity of GIII immediately prior to the Merger. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free reorganization and the historical cost basis of the acquired GIII investments are carried forward for tax purposes.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $55 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
The Company’s investment objective is to generate current income and, as a secondary objective, capital appreciation thought the sourcing and origination of senior secured loans and select junior capital positions to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company expects to make investments through both primary originations and open-market secondary purchases, if opportunities arise. The Company will predominantly target investments in U.S. middle market businesses. The Company defines middle market businesses as those businesses with annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) between $10.0 million and $200.0 million. The primary focus is in the debt of defensive growth companies, which are defined as generally exhibiting the following characteristics: (i) acyclicality, (ii) niche market dominance, (iii) high barriers to entry, (iv) stable revenue / high degree of customer retention, (v) flexible cost base, and (vi) strong cash flow / high return on assets. The form of the Company’s investments may include first lien or unitranche loans, or, to a lesser extent, second lien and passive preferred equity.
The Company established New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), as a wholly-owned direct subsidiary, whose assets are used to secure NEWCRED SPV's credit facility. The Company established New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), as a wholly-owned direct subsidiary, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
organized as a limited liability company; the Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
The Company focuses on providing direct lending solutions to U.S. upper middle market companies backed by top private equity sponsors. The Company's investment objective is to generate current income and capital appreciation through the sourcing and origination of senior secured loans and select junior capital positions, to growing businesses in defensive industries that offer attractive risk-adjusted returns. The Company's differentiated investment approach leverages the deep sector knowledge and operating resources of New Mountain Capital.
The Company primarily invests in senior secured debt of U.S. sponsor-backed, middle market companies. The Company defines middle market companies as those with annual earnings before interest, taxes, depreciation, and amortization ("EBITDA") between $10,000 and $200,000. The Company focuses on defensive growth businesses that generally exhibit the following characteristics: (i) acyclicality, (ii) sustainable secular growth drivers, (iii) niche market dominance and high barriers to competitive entry, (iv) recurring revenue and strong free cash flow, (v) flexible cost structures and (vi) seasoned management teams.
Senior secured loans may include traditional first lien loans or unitranche loans. The Company invests a significant portion of its portfolio in unitranche loans, which are loans that combine both senior and subordinated debt, generally in a first lien position. Because unitranche loans combine characteristics of senior and subordinated debt, they have risks similar to the risks associated with secured debt and subordinated debt. Certain unitranche loan investments may include “last-out” positions, which generally heighten the risk of loss. In some cases, the Company’s investments may also include equity interests.
As of December 31, 2024, the Company's top five industry concentrations were software, healthcare, business services, consumer services and financial services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries NEWCRED SPV and NEWCRED OEC.
The Company's consolidated financial statements reflect all adjustments and reclassifications which, in the opinion of management, are necessary for the fair presentation of the results of operations and financial condition for the period(s) presented. All intercompany transactions have been eliminated. Revenues are recognized when earned and expenses when incurred. The financial results of the Company's portfolio investments are not consolidated in the financial statements.
The Company's consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.
Investments—The Company applies fair value accounting in accordance with GAAP. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Investments are reflected on the Company's Consolidated Statements of Assets and Liabilities at fair value, with changes in unrealized gains and losses resulting from changes in fair value reflected in the Company's Consolidated Statements of Operations as "Net change in unrealized appreciation (depreciation) of investments" and realizations on portfolio investments reflected in the Company's Consolidated Statements of Operations as "Net realized gains (losses) on investments".
The Company values its assets on a monthly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a monthly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
(1)Investments for which market quotations are readily available on an exchange are valued at such market quotations based on the closing price indicated from independent pricing services.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
(2)Investments for which indicative prices are obtained from various pricing services and/or brokers or dealers are valued through a multi-step valuation process, as described below, to determine whether the quote(s) obtained is representative of fair value in accordance with GAAP.
a.Bond quotes are obtained through independent pricing services. Internal reviews are performed by the investment professionals of the Investment Adviser to ensure that the quote obtained is representative of fair value in accordance with GAAP and, if so, the quote is used. If the Investment Adviser is unable to sufficiently validate the quote(s) internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below); and
b.For investments other than bonds, the Company looks at the number of quotes readily available and performs the following procedures:
i.Investments for which two or more quotes are received from a pricing service are valued using the mean of the mean of the bid and ask of the quotes obtained. The Company will evaluate the reasonableness of the quote, and if the quote is determined to not be representative of fair value, the Company will use one or more of the methodologies outlined below to determine fair value; and
ii.Investments for which one quote is received from a pricing service are validated internally. The investment professionals of the Investment Adviser analyze the market quotes obtained using an array of valuation methods (further described below) to validate the fair value. If the Investment Adviser is unable to sufficiently validate the quote internally and if the investment's par value or its fair value exceeds the materiality threshold, the investment is valued similarly to those assets with no readily available quotes (see (3) below).
(3)Investments for which quotations are not readily available through exchanges, pricing services, brokers, or dealers are valued through a multi-step valuation process:
a.Each portfolio company or investment is initially valued by the investment professionals of the Investment Adviser responsible for the credit monitoring;
b.Preliminary valuation conclusions will then be documented and discussed with the Company's senior management;
c.If an investment falls into (3) above for four consecutive quarters and if the investment's par value or its fair value exceeds the materiality threshold, then at least once each fiscal year, the valuation for each portfolio investment for which the Company does not have a readily available market quotation will be reviewed by an independent valuation firm engaged by the Board; and
d.When deemed appropriate by the Company's management, an independent valuation firm may be engaged to review and value investment(s) of a portfolio company, without any preliminary valuation being performed by the Investment Adviser. The investment professionals of the Investment Adviser will review and validate the value provided.
For investments in revolving credit facilities and delayed draw commitments, the cost basis of the funded investments purchased is offset by any costs/netbacks received for any unfunded portion on the total balance committed. The fair value is also adjusted for the price appreciation or depreciation on the unfunded portion. As a result, the purchase of a commitment not completely funded may result in a negative fair value until it is called and funded.
The values assigned to investments are based upon available information and do not necessarily represent amounts which might ultimately be realized, since such amounts depend on future circumstances and cannot be reasonably determined until the individual positions are liquidated. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period and the fluctuations could be material.
See Note 3. Investments, for further discussion relating to investments.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of December 31, 2024 and December 31, 2023.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024, and for the years ended December 31, 2023 and December 31, 2022, the Company recognized PIK interest from investments of $571, $15,081, $11,515 and $8,110, respectively, and PIK dividends from investments of $355, $9,155, $9,724 and $8,133, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees, upfront fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational and Offering expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. Offering expenses consist of fees and expenses incurred in connection with the Company's continuous offering. Organizational and Offering costs are expensed as incurred in the Consolidated Statements of Operations.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company intends to elect to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its shareholders.
To qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
For U.S. federal income tax purposes, distributions paid to shareholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof.
The Company will be subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year.
Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
For the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and for the years ended on December 31, 2023 and December 31, 2022, the Company and GIII recognized a total income tax provision of approximately $6, $534, $438 and $261, respectively. The income tax provision relates to the Company's consolidated subsidiary, NEWCRED OEC, which was formed in 2021, and any excise taxes expected, if applicable for the period. For the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and for the years ended on December 31, 2023 and December 31, 2022, the Company and GIII recorded current income tax expense (benefit) of approximately $7, $389, $922 and $(72), respectively, and deferred income tax benefit (provision) of $1, $(145), $484 and $(333), respectively.
As of December 31, 2024 and December 31, 2023, the Company and GIII had $7 and $150, respectively, of deferred tax assets (liabilities) primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2021 through 2023 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to the Company's shareholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its shareholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a monthly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Earnings per Share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of Shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Shares assuming all potential Shares had been issued, and its related net impact to net assets accounted for, and the additional Shares were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) of investments" and "Net realized gains (losses) on investments" in the Company's Consolidated Statements of Operations.
Investments denominated in foreign currencies may be negatively affected by movements in the rate of exchange between the U.S. dollar and such foreign currencies. This movement is beyond the control of the Company and cannot be predicted.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
Use of estimates—The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Company's consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Changes in the economic environment, financial markets, and other metrics used in determining these estimates could cause actual results to differ from the estimates used, and the differences could be material.
Note 3. Investments
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,270,528	$1,250,834
Second lien	127,455	119,089
Subordinated	37,346	37,360
Equity and other	89,216	88,281
Total investments	$1,524,545	$1,495,564
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$590,073	$582,562
Healthcare	356,321	344,740
Business Services	252,205	244,350
Consumer Services	92,079	92,297
Financial Services	70,789	71,109
Distribution & Logistics	58,186	59,108
Consumer Products	44,696	40,953
Packaging	31,146	31,342
Education	19,652	19,705
Specialty Chemicals & Materials	9,398	9,398
Total investments	$1,524,545	$1,495,564
    At December 31, 2023, GIII's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,569,657	$1,557,172
Second lien	319,654	299,332
Subordinated	36,095	35,939
Equity and other	99,648	98,902
Total investments	$2,025,054	$1,991,345

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$766,254	$763,302
Business Services	418,782	416,669
Healthcare	425,877	403,512
Consumer Services	127,904	127,277
Distribution & Logistics	87,297	85,222
Financial Services	79,540	79,778
Consumer Products	44,393	41,104
Packaging	29,433	29,436
Education	26,913	26,709
Specialty Chemicals & Materials	18,661	18,336
Total investments	$2,025,054	$1,991,345
During the fourth quarter of 2024, the Company placed its first lien position in KWOR Acquisition, Inc. ("Alacrity") on non-accrual status. As of December 31, 2024, the Company's first lien position in Alacrity had an aggregate cost basis of $45,323, an aggregate fair value of $36,886 and total unearned interest income of $839 for the year then ended.
For a discussion of the Company's unfunded commitments, see Note 8. Commitments and Contingencies.
Investment Risk Factors—First and second lien debt that the Company invests in is almost entirely rated below investment grade or may be unrated. Debt investments rated below investment grade are often referred to as "leveraged loans", "high yield" or "junk" debt investments, and may be considered "high risk" compared to debt investments that are rated investment grade. These debt investments are considered speculative because of the credit risk of the issuers. Such issuers are considered more likely than investment grade issuers to default on their payments of interest and principal, and such risk of default could reduce the net assets and income distributions of the Company. In addition, some of the Company's debt investments will not fully amortize during their lifetime, which could result in a loss or a substantial amount of unpaid principal and interest due upon maturity. First and second lien debt may also lose significant market value before a default occurs. Furthermore, an active trading market may not exist for these first and second lien debt investments. This illiquidity may make it more difficult to value the debt.
Subordinated debt is generally subject to similar risks as those associated with first and second lien debt, except that such debt is subordinated in payment and/or lower in lien priority. Subordinated debt is subject to the additional risk that the cash flow of the borrower and the property securing the debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured and unsecured obligations of the borrower.
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that "quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable." Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure ("ASC 820") establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
Level I—Quoted prices (unadjusted) are available in active markets for identical investments and the Company has the ability to access such quotes as of the reporting date. The type of investments which would generally be included in Level I

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
include active exchange-traded equity securities and exchange-traded derivatives. As required by ASC 820, the Company, to the extent that it holds such investments, does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.
Level II—Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level I. Level II inputs include the following:
•Quoted prices for similar assets or liabilities in active markets;
•Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds, which trade infrequently);
•Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and
•Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level III—Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment.
The inputs used to measure fair value may fall into different levels. In all instances when the inputs fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level of input that is significant to the fair value measurement in its entirety. As such, a Level III fair value measurement may include inputs that are both observable and unobservable. Gains and losses for such assets categorized within the Level III table below may include changes in fair value that are attributable to both observable inputs and unobservable inputs.
The inputs into the determination of fair value require significant judgment or estimation by management and consideration of factors specific to each investment. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in the transfer of certain investments within the fair value hierarchy from period to period.
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fall into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,250,834	$—	$1,842	$1,248,992
Second lien	119,089	—	46,777	72,312
Subordinated	37,360	—	—	37,360
Equity and other	88,281	—	—	88,281
Total investments	$1,495,564	$—	$48,619	$1,446,945
The following table summarizes the levels in the fair value hierarchy that GIII's portfolio investments fall into as of December 31, 2023:

	Total	Level I	Level II	Level III
First lien	$1,557,172	$—	$1,938	$1,555,234
Second lien	299,332	—	29,566	269,766
Subordinated	35,939	—	859	35,080
Equity and other	98,902	—	—	98,902
Total investments	$1,991,345	$—	$32,363	$1,958,982

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)

The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(15,776)	(3,194)	(13,025)	—	443
Net change in unrealized appreciation (depreciation) of investments	12,519	(4,159)	16,443	246	(11)
Purchases, including capitalized PIK and revolver fundings	99,582	85,677	—	2,374	11,531
Proceeds from sales and paydowns of investments	(546,318)	(384,566)	(138,828)	(340)	(22,584)
Transfers out of Level III (1)	(62,044)	—	(62,044)	—	—
Fair Value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by GIII at the end of the period:	$(8,998)	$(8,632)	$351	$245	$(962)

(1)As of December 31, 2024, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2023, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities held by GIII at December 31, 2023:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2022	$1,997,931	$1,579,814	$299,769	$29,858	$88,490
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(510)	(510)	—	—	—
Net change in unrealized (depreciation) appreciation of investments	22,384	13,504	7,516	457	907
Purchases, including capitalized PIK and revolving fundings	132,543	118,273	—	4,765	9,505
Proceeds from sales and paydowns of investments	(209,954)	(155,847)	(54,107)	—	—
Transfers into Level III (1)	16,588	—	16,588	—	—
Fair value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by GIII at the end of the period:	$16,742	$11,222	$4,156	$457	$907

(1)As of December 31, 2023, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2024 and December 31, 2023. Transfers into Level III occur as quotations obtained through pricing services are

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there are little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an income approach. Additional consideration is given using a market based approach, as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
Company Performance, Financial Review, and Analysis:    Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company, within its customer or vendor base or within the industry or the macroeconomic environment, generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
For debt investments, the Company may employ the Market Based Approach (as described below) to assess the total enterprise value of the portfolio company, in order to evaluate the enterprise value coverage of the Company's debt investment. For equity investments or in cases where the Market Based Approach implies a lack of enterprise value coverage for the debt investment, the Company may additionally employ a discounted cash flow analysis based on the free cash flows of the portfolio company to assess the total enterprise value. After enterprise value coverage is demonstrated for the Company's debt investments through the method(s) above, the Income Based Approach (as described below) may be employed to estimate the fair value of the investment.
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of December 31, 2024 and December 31, 2023, the Company and GIII, respectively, used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of December 31, 2024 and December 31, 2023, the Company and GIII, respectively, used the discount ranges set forth in the table below to value investments in its portfolio companies.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2024 were as follows:

				Range
Type	Fair Value as of December 31, 2024	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,236,463	Market & income approach	EBITDA multiple	9.0x	30.0x	17.2x
			Revenue multiple	3.0x	19.5x	11.0x
			Discount rate	6.9%	22.1%	9.8%
	12,529	Other	N/A (2)	N/A	N/A	N/A
Second lien	72,312	Market & income approach	EBITDA multiple	14.0x	20.0x	17.9x
			Discount rate	10.1%	13.4%	10.7%
Subordinated	37,360	Market & income approach	EBITDA multiple	9.0x	21.0x	19.1x
			Discount rate	12.5%	14.3%	13.2%
Equity and other	88,281	Market & income approach	EBITDA multiple	9.0x	26.5x	15.2x
			Revenue multiple	13.5x	19.5x	16.5x
			Discount rate	8.2%	17.2%	11.9%
	$1,446,945

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of GIII's Level III investments as of December 31, 2023 were as follows:

				Range
Type	Fair Value as of December 31, 2023	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,533,082	Market & income approach	EBITDA multiple	9.5x	44.0x	18.3x
			Revenue multiple	7.5x	19.5x	10.1x
			Discount rate	8.7%	21.3%	10.3%
	22,152	Other	N/A (2)	N/A	N/A	N/A
Second lien	269,766	Market & income approach	EBITDA multiple	9.5x	20.0x	15.7x
			Discount rate	9.2%	30.0%	12.2%
Subordinated	35,080	Market & income approach	EBITDA multiple	15.0x	22.0x	20.2x
			Discount rate	12.9%	15.8%	13.6%
Equity and other	98,902	Market & income approach	EBITDA multiple	11.0x	34.0x	15.8x
			Revenue multiple	9.0x	11.0x	10.0x
			Discount rate	9.8%	16.5%	12.5%
	$1,958,982

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
The fair value measurements of the GS Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s and GIII's borrowings as of December 31, 2024 and December 31, 2023, respectively. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	Successor		Predecessor
	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$374,707	$383,298	$646,800	$650,933
Unsecured Notes	200,000	197,053	275,000	257,529
Total Borrowings	$574,707	$580,351	$921,800	$908,462
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their operations, as well as general economic, political and health conditions, may have a significant negative impact on the operations and profitability of the Company's investments and/or on the fair value of the Company's investments. The Company's investments are subject to the risk of non-payment of scheduled interest or principal, resulting in a reduction in income to the Company and their corresponding fair valuations. Also, there may be risk associated with the concentration of investments in one geographic region or in certain industries. These events are beyond the control of the Company and cannot be predicted. Furthermore, the ability to liquidate investments and realize value is subject to uncertainties.
Note 5. Agreements and Related Parties
The Company entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Following approval from the Company's initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's trustees who are not parties to the Investment Advisory Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Although the initial term of the Investment Advisory Agreement would not have expired until November 7, 2026, the Board most recently re-approved the Investment Advisory Agreement on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
GIII entered into the GIII Investment Management Agreement (as defined below) with the Investment Adviser that was effective until December 17, 2024. Under the GIII Investment Management Agreement, the Investment Adviser managed the day-to-day operations of, and provided investment advisory services, to GIII. For providing these services, the Investment Adviser received an annual base management fee and incentive fee from GIII.
GIII's Board initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between GIII and the Investment Adviser on June 18, 2019. Following approval from GIII's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by GIII's board of directors, including a majority of the directors who are not considered "interested persons" of the Company, as that term is used under Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, GIII inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the Board or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
On February 16, 2022, GIII's board of directors approved a new investment advisory and management agreement (the "GIII Investment Management Agreement") between GIII and the Investment Adviser. The Prior Investment Management

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
Agreement and the GIII Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, with the exception that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of GIII approved the GIII Investment Management Agreement via written consent.
On March 21, 2022, GIII filed an Information Statement on Schedule 14C pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reflecting GIII unitholders' approval of the GIII Investment Management Agreement. As a result of this approval, the GIII Investment Management Agreement became effective on April 11, 2022. The GIII Investment Management Agreement had a term of two years beginning April 11, 2022. As a result of the Merger, the GIII Investment Management Agreement terminated on December 17, 2024.
On December 16, 2024, the Investment Adviser agreed to waive $1,762 of expenses related to the Merger and $241 of indirect administrative fees for GIII.
Management Fee
Pursuant to the Investment Advisory Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets (as defined below) as of the beginning of the first business day of the applicable month. For purposes of this Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with United States generally accepted accounting principles (“GAAP”). For the first calendar month in which the Company has operations, net assets will be measured as the beginning net assets.
Pursuant to the GIII Investment Management Agreement, effective until December 17, 2024, the base management fee was payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all GIII unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by GIII or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
GIII Expense Limitation
Notwithstanding the foregoing for GIII, the Investment Adviser agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that GIII was not be required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap applies) equal to: (1) during the GIII Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate GIII Capital Commitments as of the end of such calendar year, (2) at the end of the GIII Closing Period until the end of the GIII Investment Period, 0.40% of GIII aggregate committed capital and (3) after the end of the GIII Investment Period, 0.40% of GIII's average Members' Capital for the calendar year. Further, if the actual GIII Capital Commitments of GIII at the end of the GIII Closing Period were less than $750,000, the prong of the Specified Expenses Cap in clause (1) above would have been retroactively adjusted to equal 0.40% of aggregate GIII Capital Commitments at the end of the GIII Closing Period, and the Investment Adviser has agreed to further reduce and/or waive its management fee for the year in which the GIII Closing Period ended in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of GIII means all Company Expenses (as defined in the GIII Fourth A&R LLC Agreement) incurred in the operation of GIII with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the GIII Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the GIII Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all GIII indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by GIII or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If the annualized Specified Expenses for a given calendar year were less than the Specified Expenses Cap, the Investment Adviser would have been entitled to reimbursement by GIII of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of GIII pursuant to the expense limitation and reimbursement agreement between GIII and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement")

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year would not exceed the Specified Expenses Cap. The Investment Adviser could recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense.
There were there were no managements fees waived by the Company for the period from December 17, 2024 to December 31, 2024. For the period from January 1, 2024 to December 16, 2024, and years ended December 31, 2023 and December 31, 2022, there were $2,246, $507, and $270 of GIII management fees waived, respectively. The fees that were paid under the GIII Investment Management Agreement for any partial period were appropriately prorated.
For GIII, the Investment Adviser had entered into agreements with placement agents that provided for ongoing payments from the Investment Adviser based upon the amount of a GIII unitholder's Capital Commitment or capital contributions. Neither GIII nor the unitholders bore any of the fees paid to placement agents of GIII, as any such fees paid by GIII was offset against the management fees.
Under both the Investment Advisory Agreement and the GIII Investment Management Agreement, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's or GIII's income and a portion is based on a percentage of the Company's or GIII's capital gains, each as described below.
Incentive Fee on Pre-Incentive Fee Net Investment Income
Pursuant to the Investment Advisory Agreement, the portion based on our income (the "Income Incentive Fee") is based on pre-incentive fee net investment income returns. “Pre-Incentive Fee Net Investment Income Returns” means interest income, dividend income and any other income (including any other than fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from Portfolio Companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
We will pay the Investment Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% (5.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.43% (5.72% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter is allocated to the Investment Adviser.
For the period from December 17, 2024 to December 31, 2024, there were no incentive fees waived. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
Pursuant to the GIII Investment Management Agreement, the portion based on the GIII's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that GIII receives from portfolio companies) accrued during the calendar quarter, minus GIII's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the GIII's members' capital at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.75% per quarter (7.0% annualized).
GIII paid the Investment Adviser an incentive fee quarterly in arrears with respect to GIII's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the GIII's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.75% (7.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 2.059% (8.235% annualized). GIII refers to this portion of GIII's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of GIII's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeds 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the GIII's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
There were there were no incentive fees waived by the Company for the period from December 17, 2024 to December 31, 2024. For the period from January 1, 2024 to December 16, 2024, $3,137 of GIII incentive fees were waived. For the years ended December 31, 2023 and December 31, 2022, there were no GIII incentive fees waived. The fees that were paid under the GIII Investment Management Agreement for any partial period was appropriately prorated.
Incentive Fee on Capital Gains
Pursuant to the Investment Advisory Agreement, the second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

Each year, the fee paid for the Capital Gains Incentive Fee is net of the aggregate amount of any previously paid Capital Gains Incentive Fee for all prior periods. The Company will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Investment Adviser if the Company were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Incentive Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended, including Section 205 thereof.
Pursuant to the GIII Investment Management Agreement, effective for GIII, the second component of the incentive fee is the capital gains incentive fee. GIII will pay the Investment Adviser an incentive fee with respect to GIII's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
a.First, no incentive fee is payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to GIII unitholders is equal to total capital contributions;
b.Second, no incentive is payable to the Investment Adviser on Cumulative Net Realized Gains until GIII has paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to GIII calculated from the date that each such amount was due to be contributed to GIII until the date each such distribution is paid;
c.Third, upon a distribution that results in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to GIII unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser, and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
Upon termination of GIII, the Investment Adviser was required to return incentive fees to GIII to the extent that: (i) the Investment Adviser has received cumulative incentive fees in excess of 15.0% of the sum of (A) the Company's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the GIII unitholders have not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
In accordance with GAAP, the Company accrues a hypothetical capital gains incentive fee based upon the cumulative net realized capital gains and realized capital losses and the cumulative net unrealized capital appreciation and unrealized capital depreciation on investments held at the end of each period. The accrual for any capital gains incentive fee under GAAP in a given period may result in additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than the amount in the prior period. If such cumulative amount is negative, then there is no such accrual. Actual amounts paid to the Investment Adviser are consistent with the Investment Advisory Agreement and are based only on realized capital gains computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of each calendar year.
Expense Support and Conditional Reimbursement Agreement
On November 7, 2024, the Company entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Investment Adviser. The Investment Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Investment Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2024	$2,064	$—	$2,064
Total	$2,064	$—	$2,064

For the period from December 17, 2024 to December 31, 2024, the Investment Adviser made Expense Payments in the amount of $2.1 million and there were no Reimbursement Payments made to the Investment Adviser.

Note 6. Borrowings
BMO Subscription Line—On July 30, 2019, GIII entered into a Loan Authorization Agreement with BMO Harris Bank N.A. ("BMO") (as amended, from time to time, the "Loan Authorization Agreement"), which allowed GIII to borrow on a revolving credit basis an aggregate principal amount which could not exceed the lower of $250,000 or 80.0% of the remaining unfunded Capital Commitments of GIII (the "BMO Subscription Line"). On March 25, 2022, all outstanding borrowings under the BMO Subscription Line were repaid and the facility was terminated in connection with the final drawdown on Capital Commitments.
From July 30, 2019 to March 9, 2022, the BMO Subscription Line bore interest at the greater of the prime commercial rate minus 0.25% per annum or the three-month London Interbank Offered Rate ("LIBOR") for each day plus 2.50% per annum. As of the most recent amendment on March 9, 2022, in addition to certain other changes, the BMO Subscription Line was amended to bear interest at the greater of the prime commercial rate minus 0.25% per annum or the Secured Overnight Financing Rate ("SOFR") Quoted Rate (as defined below) for such day plus 2.50% per annum. SOFR Quoted Rate means as of any day of determination, 3-month Term SOFR on the date that is two U.S. Government Securities Business Days prior to such day of determination as such rate is published by the Term SOFR Administrator plus a credit spread adjustment of 0.15%.
The following table summarizes the interest expense and amortization of financing costs incurred on the BMO Subscription Line for the year ended December 31, 2022:

Predecessor
Year Ended December 31,
2022(1)
Interest expense	$653
Amortization of financing costs	7
Weighted average interest rate	3.0%
Effective interest rate	3.1%
Average debt outstanding	$94,578

(1)For the year ended December 31, 2022, amounts reported represent the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
Wells Credit Facility—On August 30, 2019, GIII's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, GIII as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility had the maturity date of July 15, 2025 and had a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date"). On

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
November 28, 2023, GIII repaid all amounts outstanding under the Wells Credit Facility, including outstanding borrowings and accrued interest, and terminated the Wells Credit Facility.
Under the Wells Credit Facility, GIII SPV was permitted to borrow up to 25.0%, 45.0%, 55.0%, 70.0% or 75.0% of the purchase price of pledged assets, subject to approval by Wells Fargo. The Wells Credit Facility was non-recourse to GIII and was collateralized by all of the investments of GIII SPV on an investment by investment basis. All fees associated with the origination, amending or upsizing of the Wells Credit Facility were capitalized on the GIII's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Wells Credit Facility.
Since the amendment on March 11, 2022, the Wells Credit Facility bore interest at a rate of Daily Simple SOFR plus 1.80% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and Daily Simple SOFR plus 2.30% per annum for all other investments. Previously, the Wells Credit Facility bore interest at a rate of LIBOR plus 1.65% per annum for Broadly Syndicated Loans (as defined in the Loan and Security Agreement) and LIBOR plus 2.15% per annum for all other investments. The Wells Credit Facility also charged a non-usage fee, based on the unused facility amount multiplied by the Non-Usage Fee Rate (as defined in the Loan and Security Agreement).
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2023 and December 31, 2022:

	Predecessor
	Year Ended December 31,
	2023(1)	2022
Interest expense	$47,950	$24,944
Non-usage fee	277	541
Amortization of financing costs	3,231	1,339
Weighted average interest rate	7.3%	4.0%
Effective interest rate	7.9%	4.3%
Average debt outstanding	$716,346	$617,945

(1)For the year ended December 31, 2023, amounts reported represent the period from January 1, 2023 to November 28, 2023 (termination of the Wells Credit Facility).
Unsecured Notes—On August 4, 2021, GIII entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, GIII issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, GIII issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the 2021A Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, GIII entered into a first supplement (the "Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, GIII issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the Unsecured Notes.
In connection with the Merger, the Company and GIII entered into an Assumption Agreement, effective as of the closing date of the Merger (the "Assumption Agreement"), pursuant to which the Company, as the surviving company of the Merger, unconditionally and expressly assumed, confirmed, and agreed to perform and observe each covenant and condition applicable to GIII under the Note Purchase Agreement and the Unsecured Notes. Pursuant to the Assumption Agreement, all references to GIII under the Note Purchase Agreement, the Unsecured Notes, or any other document or instrument delivered in connection therewith, shall be deemed to be references to the Company, except for references to GIII relating to its status prior to the consummation of the Merger.
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year. The 2022A Unsecured Notes bear interest at an

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
The Company is obligated to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement.
The Note Purchase Agreement also contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement includes certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
The Unsecured Notes are unsecured obligations and rank senior in right of payment to the Company’s existing and future indebtedness, if any, that is expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that is not so subordinated; and effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
On May 6, 2024, GIII offered to prepay approximately $50,651 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
On July 16, 2024, GIII offered to prepay approximately $25,152 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on August 16, 2024.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024, and the years ended December 31, 2023 and December 31, 2022:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022(1)
Interest expense	$289	$8,522	$10,223	$9,465
Amortization of financing costs	24	905	840	755
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	3.8%	4.1%	4.0%	4.0%
Average debt outstanding	$200,000	$238,476	$275,000	$256,370

As of December 31, 2024 and December 31, 2023 the outstanding balance on the Unsecured Notes was $200,000 and $275,000, respectively, and the Company and GIII were in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) as a borrower, with the Company as collateral manager, various lenders, Goldman Sachs Bank USA, as

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
syndication agent and administrative agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2029, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
Since the amendment on December 17, 2024, in connection with the Merger, the GS Facility bears interest at a rate of SOFR plus 2.20% per annum Previously, the GS Facility bore interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.
Under the Credit Agreement, NEWCRED SPV is permitted to borrow at various advance rates depending on the type of portfolio investment. All fees associated with the origination, amending or upsizing of the GS Credit Facility are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the GS Credit Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and year ended December 31, 2023
:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023(1)
Interest expense	$1,186	$46,054	$4,911
Non-usage fee	45	736	65
Amortization of financing costs	56	3,188	308
Weighted average interest rate	6.7%	8.1%	8.3%
Effective interest rate	7.5%	8.8%	8.7%
Average debt outstanding	$414,374	$579,958	$642,729

(1)For the year ended December 31, 2023, amounts reported represent the period from November 28, 2023 (commencement of the GS Credit Facility) to December 31, 2023.
As of December 31, 2024 and December 31, 2023, the outstanding balance on the GS Credit Facility was $374,707 and $646,800, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Loan and Security Agreement on such date.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. The Company's lenders will have fixed dollar claims on certain assets that are superior to the claims of the Company's common shareholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its shareholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company intends to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its shareholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its shareholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
Additionally, as a BDC, the Company must not acquire any assets other than "qualifying assets" as defined in Section 55(a) of the 1940 Act unless, at the time the acquisition is made, at least 70.0% of its total assets are qualifying assets (with certain limited exceptions). In addition, the Company must offer to make available to all "eligible portfolio companies" (as defined in the 1940 Act) significant managerial assistance.
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $62,731, no outstanding bridge financing commitments and other future funding commitments of $22,368. As of December 31, 2023, GIII had unfunded commitments on revolving credit facilities of $76,550, no outstanding bridge financing commitments and other future funding commitments of $42,793. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility as of December 31, 2024 and GIII had revolving borrowings available under the GS Credit Facility as of December 31, 2023. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $45,520, which could require funding in the future. As of December 31, 2023, GIII had no commitment letters to purchase investments which could require funding in the future.
Note 9. Net Assets
Successor
The following table summarizes transactions in common shares of beneficial interest during the period from December 17, 2024 to December 31, 2024

Common Shares of Beneficial Interests	Shares	Amount
Shares issued from the Merger	24,216,852	$605,421
Subscriptions	14,808,153	370,204
Total increase (decrease)	39,025,005	$975,625
The Company did not declare any distributions for the period from December 17, 2024 to December 31, 2024.
Predecessor
For GIII (the Predecessor), there were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the period ended January 1, 2024 to December 16, 2024 and year ended December 31, 2023 as Capital Commitments were fully drawn as of March 31, 2022.
The following table summarizes the total Units issued by GIII and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2022:

Drawdown Date	Unit Issue Date	Units Issued	Aggregate Offering Price
March 10, 2022	March 24, 2022	22,981,305	$229,812

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
The following table reflects the distributions declared on GIII's Units for the January 1, 2024 to December 16, 2024:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435
March 20, 2024	March 27, 2024	April 19, 2024	0.279
April 23, 2024	April 24, 2024	April 30, 2024	0.696
May 14, 2024	May 17, 2024	May 24, 2024	0.565
June 25, 2024	June 27, 2024	July 19, 2024	0.249
July 10, 2024	July 15, 2024	July 22, 2024	0.440
September 23, 2024	September 27, 2024	October 18, 2024	0.217
October 17, 2024	October 21, 2024	October 28, 2024	0.200
December 16, 2024	December 17, 2024	December 24, 2024	0.170
			$3.251
In accordance with the terms of the Merger Agreement,each GIII unitholder was given the opportunity to transfer all or a portion of their GIII units to us prior to the closing in exchange for shares of beneficial interest of our outstanding shares. For those that elected to not transfer, they had the right to receive an amount in cash equal to the GIII per unit NAV upon the consummation of the Merger. For those that elected to not transfer their GIII units, a redemption distribution was paid in the amount $229.4 million at a price of $7.27 per unit. The redemption distribution was paid to GIII unitholders by the Company on December 24, 2024.
The following table reflects the distributions declared on GIII's Units for the year ended December 31, 2023:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 30, 2023	March 31, 2023	April 20, 2023	$0.285
June 26, 2023	June 29, 2023	July 20, 2023	0.300
September 27, 2023	September 28, 2023	October 20, 2023	0.310
December 27, 2023	December 28, 2023	January 19, 2024	0.309
			$1.204
The following table reflects the distributions declared on the GIII's Units for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Per Unit Amount
March 29, 2022	March 30, 2022	April 20, 2022	$0.181
June 27, 2022	June 29, 2022	July 20, 2022	0.217
September 28, 2022	September 29, 2022	October 20, 2022	0.240
December 23, 2022	December 30, 2022	January 20, 2023	0.252
			$0.890
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a monthly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022, the Company's reclassifications of amounts for book

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Undistributed net investment income	$126	$19,674	$—	$19
Distributions in excess of net realized gains	—	—	—	—
Contributed capital	(126)	(19,674)	—	(19)
For U.S. federal income tax purposes, distributions paid to shareholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company for the period from January 1, 2024 to December 16, 2024, December 17, 2024 to December 31, 2024 and the years ended December 31, 2023 and December 31, 2022 was estimated to be as follows:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Ordinary income	$—	$99,419	$138,347	$102,267
Capital gains	—	2,833	—	—
Return of capital	—	271,309	—	—
Total	$—	$373,561	$138,347	$102,267
As of December 31, 2024 and December 31, 2023, the costs of investments for the Company for U.S. federal income tax purposes were $1,512,987 and $2,004,510, respectively.

	Successor	Predecessor
	December 31, 2024	December 31, 2023
Tax cost	$1,512,987	$2,004,510
Gross unrealized appreciation on investments	23,150	175,092
Gross unrealized depreciation on investments	(40,573)	(188,257)
Total investments at fair value	$1,495,564	$1,991,345
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's Consolidated Statements of Assets, and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.
For the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022, the Company's components of accumulated earnings (deficit) on a tax basis were as follows:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Accumulated capital loss carryforwards	$—	$—	$(205)	$(463)
Other temporary differences	(2,639)	(2,760)	(23,255)	(10,812)
Undistributed ordinary income	2,998	—	—	—
Undistributed net capital gains	165	—	—	—
Unrealized (depreciation) appreciation	(17,423)	(16,820)	(13,165)	(42,676)
Total	$(16,899)	$(19,580)	$(36,625)	$(53,951)

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2024, the Company expects to incur excise taxes of approximately $126. For the years ended December 31, 2023 and December 31, 2022, the Company did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Distributions per share	$—	$3.251	$1.204	$0.890
Ordinary dividends(1)	—%	26.61%	100.00%	100.00%
Long-term capital gains	—%	0.76%	—%	—%
Qualified dividend income	—%	—%	—%	—%
Dividends received deduction	—%	—%	—%	—%
Interest-related dividends(2)	—%	25.93%	97.67%	93.37%
Qualified short-term capital gains(2)	—%	—%	—%	—%
Return of capital	—%	72.63%	—%	—%

(1)Ordinary dividends are from the Company's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.
Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the period from December 17, 2024 to December 31, 2024 and of the Predecessors members' capital per unit resulting from operations for the period from January 1, 2024 to December 16, 2024 , year ended December 31, 2023 and December 31, 2022:

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022
Earnings per share and per unit of Predecessor - basic and diluted
Numerator for basic & diluted earnings per share and Predecessor's earnings per unit:	$2,555	$99,622	$155,673	$49,871
Denominator for basic & diluted weighted average share and Predecessor's unit:	39,025,005	114,906,527	114,906,527	109,743,604
Basic & diluted earnings per share and Predecessor's earnings per unit:	$0.07	$0.87	$1.35	$0.45

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the period from December 17, 2024 to December 31, 2024, and GIII for the period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020.

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022	2021	2020

Per share and unit data(1):
Net assets value at the beginning of the period	$25.00	$9.65	$9.50	$9.95	$10.00	$9.95
Net investment income	0.09	0.95	1.19	0.94	1.07	0.92
Net realized and unrealized gains (losses)(2)	(0.02)	(0.08)	0.16	(0.50)	(0.15)	0.06
Total net increase	0.07	0.87	1.35	0.44	0.92	0.98
Distributions declared to shareholders and unitholders from net investment income	—	(0.91)	(1.20)	(0.89)	(0.97)	(0.93)
Distributions declared to shareholders and unitholders from return of capital	—	(2.34)	—	—	—	—
Net assets value at the end of the period	$25.07	$7.27	$9.65	$9.50	$9.95	$10.00
Total return based on net assets and Predecessor's members' capital(3)	0.28%	11.62%	14.95%	4.57%	9.52%	10.66%
Shares or Units outstanding at end of period	39,025,005	114,906,527	114,906,527	114,906,527	91,925,222	25,379,458
Average weighted Shares or Units outstanding for the period	39,025,005	114,906,527	114,906,527	109,743,604	40,862,822	17,508,625
Average net assets and members' capital for the period	$975,795	$955,913	$1,098,081	$1,077,640	$408,956	$168,501
Ratio to average net assets and Predecessor's members' capital:
Net investment income(4)	8.64%	11.94%	12.42%	9.53%	10.71%	9.59%
Total expenses, before waivers/reimbursements(4)	7.46%	10.31%	10.12%	6.81%	7.14%	9.16%
Total expenses, net of waivers/reimbursements(4)	7.25%	9.52%	10.07%	6.78%	6.91%	8.61%

Average debt outstanding— Unsecured Notes(5)	$200,000	$238,476	$275,000	$256,370	$128,667	N/A
Average debt outstanding—BMO Subscription Line (6)	N/A	N/A	N/A	$94,578	$103,346	$108,738
Average debt outstanding—Wells Credit Facility (7)	N/A	N/A	$716,346	$617,945	$198,990	$78,144
Average debt outstanding—GS Credit Facility (8)	$414,374	$579,958	$642,729	N/A	N/A	N/A
Asset coverage ratio	270.21%	224.10%	220.28%	213.62%	223.53%	238.64%
Portfolio turnover	0.96%	1.03%	3.30%	9.97%	25.75%	10.64%

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)

	Successor	Predecessor
	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
			2023	2022	2021	2020

Capital Commitments	N/A	$1,149,065	$1,149,065	$1,149,065	$1,149,065	$422,991
Funded Capital Commitments	N/A	$1,149,065	$1,149,065	$1,149,065	$919,252	$253,795
% of Capital Commitments funded	N/A	100.00%	100.00%	100.00%	80.00%	60.00%

(1)Per share and unit data is based on weighted average share or units outstanding for the respective period (except for distributions declared to shareholders or unitholders, which are based on actual rate per share or unit, respectively). Per share data is relevant for the Company's period from December 17, 2024 to December 31, 2024 and per unit data is relevant for GIII period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022, December 31, 2021 and December 31, 2020. The Company's shares were offered at an initial purchase price of $25.00.
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the period from December 17, 2024 to December 31, 2024, January 1, 2024 to December 16, 2024 and the years ended December 31, 2023, December 31, 2022, December 31, 2021 and December 31, 2020 were $0.00, $0.01, $(0.01), $(0.02), $(0.06) and $(0.01), respectively.
(3)Total return is calculated assuming a purchase at net assets or members' capital per Share or Unit, respectively, on the first day of the year, and a sale at net assets or members' capital per Share or Unit, respectively, on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets or members' capital per Share or Unit, respectively on the last day of the respective quarter. Total return calculation is not annualized.
(4)Amounts are annualized except for organizational and offering expenses. For the period from December 17, 2024 to December 31, 2024, total expenses, net of waivers/reimbursements includes the effect of the expense support.
(5)For the year ended December 31, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the Unsecured Notes) to December 31, 2021.
(6)For the year ended December 31, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
(7)For the year ended December 31, 2023, average debt outstanding represents the period from January 1, 2023 to November 28, 2023 (termination of the Wells Credit Facility).
(8)For the year ended December 31, 2023, average debt outstanding represents the period from November 28, 2023 (commencement of GS Credit Facility) to December 31, 2023.
N/A    Not Applicable.
Note 13. Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense. The amendments are effective for fiscal years beginning after December 15, 2023 and interim period within fiscal years beginning after December 15, 2024.
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2024
(in thousands, except share and unit data)
amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 15. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
January Dividend Declarations
On January 30, 2025, the Board declared a distribution of $0.19 per share which is payable on February 28, 2025 to shareholders of record as of January 31, 2025.
January Net Asset Value
The net asset value (“NAV”) per share as of January 31, 2025, as determined in accordance with the Company’s valuation policy, was $25.06.

February Subscriptions and Dividend Declarations
The Company received approximately $0.6 million of net proceeds relating to the issuance of shares for subscriptions effective February 3, 2025.
On February 25, 2025, the Board declared a distribution of $0.19 per share which is payable on March 31, 2025 to shareholders of record as of February 28, 2025.

The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2024.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change(s) in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2024, neither the Company nor any trustee or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The terms "we", "us", "our" and the "BDC" refers to New Mountain Private Credit Fund. and its consolidated subsidiaries.
PART III
Item 10.    Trustees, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of trustees (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Trustees") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint trustees to fill vacancies that are created either through an increase in the number of trustees or due to the resignation, removal or death of any trustee. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our the trustees, trustee nominees, officers, or promoters and none are currently pending. There is no arrangement or understanding between any of our trustees or officers pursuant to which they were selected as trustees or officers and the Company or any other person or entity.
Trustees
Information regarding our Board is set forth below. The trustees have been divided into two groups-Independent trustees and interested trustees. Our interested trustees are "interested persons" as defined in Section 2(a)(19) of the 1940 Act. The address for each trustee is c/o New Mountain Private Credit Fund, 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s)	Trustee Since
Independent Trustees
Barbara Daniel	59	Trustee	2024
Daniel Hébert	69	Trustee	2024
John Malfettone	69	Trustee	2024
Interested Trustees
John R. Kline	49	Trustee, Chief Executive Officer, President	2024
Adam B. Weinstein	45	Trustee, Executive Vice President	2024
Executive Officers Who Are Not Trustees
Information regarding each of our executive officers who is not a trustee is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	46	Chief Compliance Officer	2024
Laura C. Holson	39	Chief Operating Officer	2024
Kris Corbett	49	Chief Financial Officer and Treasurer	2024
The address for each executive officer is c/o New Mountain, 1633 Broadway, 48th Floor, New York, New York 10019.
Biographical Information
Trustees
Each of our trustees has demonstrated high character and integrity, superior credentials and recognition in his respective field and the relevant expertise and experience upon which to be able to offer advice and guidance to our management. Each of our trustees also has sufficient time available to devote to our affairs, is able to work with the other members of the Board and contribute to our success and can represent the long-term interests of our shareholders as a whole. We have selected our current trustees to provide a range of backgrounds and experience to our Board. Set forth below is biographical information for each trustee, including a discussion of the trustee's particular experience, qualifications, attributes or skills that led us to conclude, as of the date of this Annual Report on Form 10-K, that the individual should serve as a trustee, in light of our business and structure.

Independent Trustees
Barbara Daniel has been a trustee of the Company since 2024. She has also served as a director of NMFC and NMF SLF I, Inc. since 2023. Ms. Daniel is a retired global media and entertainment executive with over 30 years of experience across strategy, mergers and acquisitions and corporate finance. Most recently as Chief Strategy Officer for SiriusXM (Nasdaq: SIRI) until February 2025, Ms. Daniel was responsible for driving the company’s corporate strategy and overseeing M&A, strategic investments and the Music Licensing and Royalties team. She joined SiriusXM in 2012. Prior to that, she served as Senior Vice President, Corporate Treasurer at E*TRADE Financial Corporation (Nasdaq: ETFC), an electronic trading platform, and was Chief Financial Officer at CIFC Asset Management LLC, a corporate and structured credit investment firm. Ms. Daniel also previously served as Managing Director, Investment Banking at JP Morgan Chase advising Telecom, Media and Technology start-ups and Fortune 100 companies. Further, she was a Director on the board of SoundCloud and served as the Chairperson of the Audit Committee for ISOS Capital and held a position on the board of SiriusXM Canada. Ms. Daniel holds a BA degree in Economics from William and Mary University and an MBA from Cornell University - S.C. Johnson Graduate School of Management.
Ms. Daniel brings her experience in corporate finance, mergers and acquisitions, risk management and financial reporting to our Board. This background positions Ms. Daniel well to serve as our trustee.
Daniel B. Hébert has been a trustee of the Company since 2024. Mr. Hébert has also served as a director of New Mountain Finance Corporation since 2019 and was previously a director from August 2011 until March 2012. Since 2018, Mr. Hébert has served as Chief Executive Officer of Vision One Partners, LLC a FINRA registered broker dealer. In November 2024, Mr. Hébert was named Managing Partner of Athir Capital, a multi-strategy hedge fund launching in the first quarter of 2025. From March 2022 through October 2024, Mr. Hébert served as the COO & CCO of Vision One Management Partners, LP, a constructive activist hedge fund based in Miami, Florida. From May 2017 through May 2020, Mr. Hébert was the Co-Founder and Chief Operating Officer of Bernstein Equity Partners LLC, a boutique investment banking firm and family office. From 2013 until 2017, Mr. Hébert was a Managing Director at Sandler & O’Neill, an investment banking firm.  He served as a Partner and Managing Director at North Sea Partners LLC, an investment banking firm, from 2011 until 2013. Prior to that he served as a Managing Director at Tri-Artisan Partners, LLC from 2005 through the summer of 2011. Before Tri-Artisan, Mr. Hébert spent approximately seven years as the Head of Merger & Acquisitions at Rabo Bank International. From September 1991 through March 1999, he was a Managing Director in the Corporate Finance Department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a Canadian wine distributor; and from 1985 to 1991, he worked as a Director in the Corporate Finance Department of Salomon Brothers. Mr. Hébert began his career in the Corporate Finance Department at Morgan Stanley in New York in 1982. Mr. Hébert holds a Bachelor of Arts from Acadia University and received his M.B.A. from Richard Ivey School of Business.
Mr. Hébert brings experience in the investment banking industry to our Board. This background positions Mr. Hébert well to serve as our trustee.
John P. Malfettone has been a trustee of the Company since 2024. Mr. Malfettone has also served as a director of NMF SLF I, Inc. since 2019. Prior to retirement, he has previously served as the Senior Managing Director at Clayton, Dubilier & Rice ("CD&R"), a global private investment firm based in New York that managed over $28 billion of assets representing over 80 companies across a broad range of industries. Mr. Malfettone joined CD&R in 2010; he was a leader of the CD&R's Portfolio Procurement and Portfolio Insurance Programs. He also served as the Chief Compliance Officer. Previously, from 2004 to 2010, Mr. Malfettone served as a Partner, Chief Operating Officer and Chief Compliance Officer at Oak Hill Capital Partners, a leading U.S. based middle market private equity firm focused on core sectors such as consumer, retail and distribution, industrials, media and communications and services. Prior to joining Oak Hill, he worked for 12 years at General Electric Co. (GE) serving numerous roles since 1990, including that of a Managing Director at GE's private equity business. Before GE, Mr. Malfettone started his career at KPMG in 1977 and was a promoted to partner in 1988. Mr. Malfettone has been a CPA since 1978 and earned his Bachelor of Sciences ("B.S.") in Accounting, magna cum laude, from the University of Connecticut.
Mr. Malfettone brings his experience in investment management, including perspectives related to audit and compliance, as well as potential industry-specific expertise related to various portfolio investments to our Board. This background positions Mr. Malfettone well to serve as our trustee.
Interested Trustees
 John R. Kline has been a trustee Chief Executive Officer ("CEO") and President since 2024. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian IV BDC, L.L.C., NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since 2023 and served as the chief executive officer and president of GIII from 2023 to 2024. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since 2019, the Chairman of the Board of directors of NMF SLF I, Inc. since 2019, the Chairman of the Board of directors of New Mountain Guardian IV BDC,

L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022, and the chairman of the board of directors and president of GIII from 2019 to 2024 and the president of GIII from 2023 to 2024.. He previously served as Chief Operating Officer of the Company, NMFC and NMF SLF I, Inc. from 2019 to February 2022, and the Chairman of the Board of directors of New Mountain Guardian III BDC, L.L.C. ("GIII") from 2019 to 2024 and the President of GIII from 2023 to 2024. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our trustee and has served as our Executive Vice President ("EVP") since 2024. Mr. Weinstein also serves as a Managing Director and Chief Financial Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as EVP, Chief Administrative Officer and director of NMFC and EVP of NMF SLF I, Inc, New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. Mr. Weinstein served as a director and the EVP of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
Mr. Weinstein brings his industry-specific expertise and background in accounting to our Board. This background positions Mr. Weinstein well to serve as our trustee.
Executive Officers Who Are Not Trustees
Joseph W. Hartswell has been our Chief Compliance Officer ("CCO") since 2024. Mr. Hartswell has also served as CCO of NMFC, NMF SLF I, Inc., New Mountain Guardian IV BDC, L.L.C., and of New Mountain Guardian IV Income Fund, L.L.C. since 2022. Since 2015, Mr. Hartswell has served as a Managing Director and the CCO of New Mountain Capital. Mr. Hartswell served as the CCO and Corporate Secretary of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Prior to New Mountain, Mr. Hartswell was the CCO for Mount Kellett Capital Management LP, a global investment firm focused on distressed, special situations and opportunistic investing. Prior to joining Mount Kellett, Mr. Hartswell was a Director, Asset Management Financial Services Regulatory Practice for PricewaterhouseCoopers LLP ("PwC") where he assisted with the development of compliance programs for hedge funds, private equity funds, venture capital funds, registered investment companies, separate accounts and business development companies. Prior to PwC, Mr. Hartswell was a Vice President and Deputy CCO for AIG Investments where he assisted with strategies and operational planning for a global asset manager and its SEC registered investment advisers and served as the designated CCO for products registered under the Investment Company Act of 1940. Prior to AIG Investments, Mr. Hartswell was a Securities Compliance Examiner for the U.S. Securities and Exchange Commission. Mr. Hartswell holds a Bachelor of Science ("B.S.") in Finance and International Business from the University of Maryland and is a CFA charterholder.
Laura C. Holson has been our Chief Operating Officer ("COO") since 2024. Ms. Holson has also served as Chief Operating Officer of NMFC, NMF SLF I, Inc., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022. Ms. Holson served as the COO of New Mountain Guardian III BDC, L.L.C. from 2022 to 2024. Since joining New Mountain Capital in 2009, Ms. Holson has worked on both the private equity and credit deal teams. From 2017 until 2021, Ms. Holson served as Head of Capital Markets; in this capacity, she managed the Firm’s financing activities and relationships across its various product lines. Before joining New Mountain, Ms. Holson worked in Healthcare Investment Banking at Morgan Stanley in New York. Ms. Holson received a B.S. in Economics with concentrations in Finance and Marketing from The Wharton School, University of Pennsylvania, where she graduated magna cum laude.
Kris Corbett has been our Chief Financial Officer ("CFO") and Treasurer since September 2024. Mr. Corbett has also served as CFO and Treasurer of NMFC, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C. and NMF SLF I, Inc. since November 27, 2023. Mr. Corbett served as the CFO and treasurer of New Mountain Guardian III BDC, L.L.C. from 2023 to 2024. Mr. Corbett previously served as a Senior Vice President, Controller and Treasurer of both Blackstone Private Credit Fund and Blackstone Secured Lending Fund. Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management and Ziff Brothers Investments. He began his career in public accounting at PwC. Mr. Corbett received a Bachelor of Business Administration in Accounting from University of Massachusetts and is a Certified Public Accountant in the state of New York and a CFA charterholder.

Our Board has adopted a code of ethics that applies to our executive officers, which forms part of our broader compliance policies and procedures. See Item 1. Business—Compliance Policies and Procedures in this Annual Report on Form 10-K.
The Board met two times during the fiscal year ended December 31, 2024 and acted on various occasions by written consent. All trustees then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a trustee and of the respective committees on which they served during 2024.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Ms. Daniel, Mr. Hébert and Mr. Malfettone. Mr. Malfettone serves as Chairman of the audit committee. Our Board has determined that Mr. Hébert and Mr. Malfettone are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
Code of Ethics
We and the Investment Adviser have adopted the Code of Ethics and the Investment Adviser's Code of Ethics, each of which establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us so long as such investments are made in accordance with the code's requirements. You may read the Code of Ethics on the SEC's website at www.sec.gov.
Nomination of Trustees
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No.3 to our Registration Statement on Form 10.
Insider Trading Policies
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of the our securities by our officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 11.    Executive Compensation
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Services necessary for our business, including such services provided by our executive officers, are provided by individuals who are employees of the Investment Adviser, pursuant to the terms of our Investment Advisory Agreement, or through the Administration Agreement. Therefore, our day-to-day investment operations are managed by the Investment Adviser, and most of the services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Investment Adviser.
None of our executive officers receive direct compensation from us. We reimburse the Administrator for expenses incurred by it on our behalf in performing its obligations under the Administration Agreement, including the compensation of our Chief Financial Officer and Chief Compliance Officer ("CCO"), and their respective staff. Certain of our executive officers, through their ownership interest in or management positions with the Investment Adviser, may be entitled to a portion of any profits earned by the Investment Adviser, which includes any fees payable to the Investment Adviser under the terms of our Investment Advisory Agreement, less expenses incurred by the Investment Adviser in performing its services under our Investment Advisory Agreement. The Investment Adviser may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.
Compensation of Trustees
The following table sets forth compensation of our trustees for the December 17, 2024 to December 31, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Trustees(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Trustees
Barbara Daniel	$—	$—	$—
Daniel Hébert	$—	$—	$—
John Malfettone	$—	$—	$—

(1)No compensation will be paid to trustees who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our trustees.
Each of our Independent Trustees will receive an annual retainer fee of $25,000, payable once per year, if the trustee attends at least 75% of the meetings held during the previous year. In addition, our Independent Trustees will receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. Independent Trustees will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the period from December 17, 2024 to December 31, 2024, there were no out-of-pocket expenses reimbursed.
With respect to each audit committee meeting not held concurrently with a board meeting, Independent Trustees will be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chair of the audit committee will receive an annual retainer of $1,875, the chair of the nominating and corporate governance committee will receive an annual retainer of $250 and the chair of the valuation committee will receive an annual retainer of $1,250.

Compensation of GIII Directors
The following table sets forth compensation of the directors of the Predecessor for the period from January 1, 2024 to December 16, 2024.

Name	Fees Earned or Paid in Cash	All Other Compensation(2)	Total
Interested Directors(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Directors
Alfred F. Hurley, Jr.	$45,000	$—	$45,000
David Ogens	$46,000	$—	$46,000
Rome G. Arnold III	$46,625	$—	$46,625

(1)No compensation was paid to directors who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for GIII directors.
Each of GIII's Independent Directors received an annual retainer fee of $25,000, if the director attended at least 75% of the meetings held during the previous year. In addition, Independent Directors receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participated in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. GIII also reimbursed our Independent Directors for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the January 1, 2024 to December 16, 2024, out-of-pocket expenses reimbursed were $2,266.
With respect to each audit committee meeting not held concurrently with a board meeting, GIII's Independent Directors were reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in such audit committee meeting. In addition, the chairman of the audit committee received an annual retainer of $1,875, the chairman of the nominating and corporate governance committee received an annual retainer of $250 and the chairman of the valuation committee received an annual retainer of $1,250.
Compensation Committee
We currently do not have a compensation committee.
Compensation Committee Interlocks and Insider Participation
During fiscal year 2024, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of our Board participated in deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 5, 2025, the beneficial ownership of each current trustee, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 39,133,018 Shares outstanding as of March 5, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Shares. Ownership information for those persons who beneficially own more than 5% of our Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Shares. Unless otherwise indicated, the address of all executive officers and trustees is c/o New Mountain Private Fund, 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned(6)	Percentage
Interested Trustees
John R. Kline	Record	30,913	*
Adam B. Weinstein	Record	53,843	*
Independent Trustees
Barbara Daniel	—	—	—%
Daniel Hébert	—	—	—%
John Malfettone	—	—	—%
Executive Officers Who Are Not Trustees
Joseph W. Hartswell	—	—	—%
Laura C. Holson	Record	20,738	*
Kris Corbett	Record	2,116	*
All Trustees and Executive Officers as a Group (8 persons)	Record	107,610	*

Five-Percent Shareholders
Steven Klinsky (1)	Record	6,063,031	15.49%
Western Conference of Teamsters Pension Trust Fund(2)	Record	4,882,181	12.48%
DCM Investments LP NMPC(3)	Record	3,449,159	8.81%
Coller Credit Secondaries Investment Management Limited(4)	Record	3,441,195	8.79%
CCLF SPV LLC(5)	Record	1,999,499	5.11%
DCM NMPC Fund LLC(3)	Record	1,956,783	5.00%

* Less than 1%
(1)Based upon information contained in the Schedule 13D/A filed February 14, 2025 by Steven Klinsky, whose address is 1633 Broadway 48th Floor, New York, New York 10019. Mr. Klinsky may be deemed to beneficially own Shares of the Fund as follows: (i) 2,290,651.44 Shares held directly, (ii) 3,676,696.51 Shares held directly by New Mountain GP Holdings LP, (iii) 40 Shares held directly by New Mountain Finance Advisers, LLC and (iv) 50,400 held in trusts established for the benefit of immediate family members for which Mr. Klinsky serves as trustee of the and, in such capacity, has investment and voting discretion over shares held by each trust.
(2)Based upon information contained in the Schedule 13G filed January 2, 2025 by Western Conference of Teamsters Pension Trust Fund is a Washington employee benefit plan whose address is 2323 Eastlake Avenue East, Seattle, WA 98102.
(3)Based upon information contained in the Schedule 13G filed December 30, 2024 by Dimension Capital Management LLC is a Florida investment adviser whose address is 2800 Ponce De Leon Blvd, 15th Floor, Coral Gables, FL 33134.
(4)Based upon information contained in the Schedule 13G filed December 26, 2024 by Coller Credit Secondaries Investment Management Limited is a Guernsey limited liability company whose address is North Suite, First Floor, Regency Court, Glategny Esplanade, St. Peter Port, Guernsey GY1 1WW.

(5)Based upon information contained in the Schedule 13G filed February 14, 2025 by Cliffwater Corporate Lending Fund (CCLF SPV LLC) is a Delaware statutory trust whose address is c/o UMB Fund Services, Inc. 235 West Galena Street, Milwaukee, Wisconsin 53212.
(6)The number of shares in the table above reflects additional shares issued pursuant to the Distribution Reinvestment Plan since the latest Form 4, Schedule 13D/A, and Schedule 13G filings.

Item 13.    Certain Relationships and Related Transactions, and Trustee Independence
Transactions with Related Persons; Review, Approval or Ratification of Transaction with Related Persons
Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with our Investment Adviser pursuant to which we will pay management fees and incentive fees to the Investment Adviser, and we have entered into the Administration Agreement with the Administrator pursuant to which we will make payments equal to an amount that reimburses the Administrator for the costs and expenses incurred by the Administrator in performing its obligations and providing personnel and facilities under the Administration Agreement. See “Item 1. Business—Investment Advisory Agreement” and “Item 1. Business—Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by (i) a majority of the Board, or by the vote of a majority of our outstanding voting securities in the case of the Investment Advisory Agreement, and (ii) a majority of our Independent Trustees.
Expense Support Agreement
We have entered into the Expense Support Agreement with the Investment Adviser pursuant to which the Investment Adviser may elect to pay Expense Payments on our behalf, provided that no portion of the payment will be used to pay any interest expense of the Company. See “Item 1. Business—Expense Support Agreement.”
Trademark License Agreement
Pursuant to the Investment Advisory Agreement, the Investment Adviser has agreed to grant us a non-exclusive, royalty-free license to use the "New Mountain " and "New Mountain Private Credit Fund" names (collectively, the "New Mountain names"), subject to certain conditions, we will have a right to use the New Mountain names, for so long as the Investment Adviser remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the "New Mountain Capital" name.
Potential Conflicts of Interest
Valuation Matters
Most of our portfolio investments are made in the form of securities that are not publicly traded. As a result, the Board determines the fair value of these securities in good faith. In connection with this determination, investment professionals from the Investment Adviser may provide the Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each company in which such portfolio investments are made or the issuers of such portfolio investments (the "Portfolio Companies"). The participation of the Investment Adviser's investment professionals in our valuation process, and the indirect pecuniary interest in the Investment Adviser by a member of the Board, could result in a conflict of interest as the Investment Adviser's management fee and incentive fees are based, in part, on the value of our assets.
Incentive Fees
The existence of incentive fees may create an incentive for the Investment Adviser to make riskier or more speculative investments on our behalf than would be the case in the absence of such performance-based compensation, although the commitment of capital by New Mountain Capital, L.L.C. ("New Mountain") professionals to us should somewhat reduce this incentive.
In addition, the manner in which the Investment Adviser's entitlement to incentive fees is determined may result in a conflict between its interests and the interests of shareholders with respect to the sequence and timing of disposals of investments. For example, the ultimate beneficial owners of the Investment Adviser are generally subject to U.S. federal and local income tax (unlike certain of the shareholders). The Investment Adviser may be incentivized to operate the Company, including to hold and/or sell investments, in a manner that takes into account the tax treatment of its incentive fees. Investors should note in this regard that recently enacted tax reform legislation relating to the taxation of carried interest provide for a lower capital gains tax rate in respect of investments held for at least three years. While the Investment Adviser generally intends to seek to maximize pretax returns for us as a whole, the Investment Adviser may nonetheless be incentivized, for example, to hold investments longer to ensure long-term capital gains treatment and/or realize investments prior to any change in law that results in a higher effective income tax rate on its incentive fees.
Other Fees

The Investment Adviser or its affiliates may from time to time receive compensation from a company in which we hold a portfolio investment, including monitoring fees, financial arranging services, loan administration or servicing, break-up fees, trustees' fees and/or other similar advisory fees (collectively, "Transaction Fees"). To the extent the Investment Adviser or its affiliates receive any transaction fees, the base management fee (and, if necessary, the incentive fee) shall be reduced by the allocable portion of such fees attributable to us, as determined pro rata based on the amount of capital committed to the relevant portfolio investment by us, any other funds or accounts managed by the Investment Adviser and its affiliates and/or any account owned or controlled by the Investment Adviser or an affiliate. Transaction fees shall not include any salary, benefits, trustees' fees, stock options and other compensation granted or paid by Portfolio Companies to (i) senior advisors for serving in Portfolio Company roles (and New Mountain may reduce the compensation paid by the manager to senior advisors who serve in Portfolio Company roles) or (ii) other New Mountain personnel in respect of services performed in an executive management role at a Portfolio Company during a period in which such other personnel was not an employee of New Mountain.
Moreover, New Mountain and its personnel can be expected to receive certain intangible and/or other benefits and/or perquisites arising or resulting from their activities on our behalf which will not be subject to the management fee offset or otherwise shared with us, our shareholders and/or the Portfolio Companies. For example, airline travel or hotel stays incurred as Company expenses typically result in "miles" or "points" or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to New Mountain and/or such personnel (and not us, our shareholders and/or the Portfolio Companies) even though the cost of the underlying service is borne by us and/or the Portfolio Companies.
Allocations of Investment Opportunities
The Investment Adviser and its affiliates may also manage other accounts in the future that may have investment mandates that are similar, in whole and in part, to our investment mandates. The Investment Adviser and its affiliates may determine that an investment is appropriate for us and for one or more of those other accounts. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that we should invest side-by-side with one or more other accounts. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Investment Adviser's allocation procedures.
It is the policy of the Investment Adviser to allocate investment opportunities to us and to any other accounts on a fair and equitable basis, to the extent practicable and in accordance with our or other accounts' applicable investment strategies, over a period of time, in each case, in accordance with the Investment Adviser's allocation policy.
In respect of certain investments where terms other than price are subject to negotiation, we are only able to co-invest with other accounts in accordance with the terms of the exemptive order issued by the SEC on October 8, 2019, as amended on August 30, 2022 (the "Exemptive Order") to the Investment Adviser and certain of its affiliates, which superseded a prior order issued on December 18, 2017, and which requires, among other things, the consent of the Board and the board of any other BDC participating in the transaction.
In particular, we will only be able to participate in co-investment opportunities where in accordance with the terms of the Exemptive Order granted by the SEC or where the only term being negotiated is price. Similarly, we will be restricted in our ability to dispose of certain investments in Portfolio Companies. As a result, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent co-investment is not permitted under the 1940 Act.
Where the terms of the Exemptive Order relief granted by the SEC are met, including consent of the Board and the board of any other BDC participating in the transaction, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
The Investment Adviser has no obligation to purchase or sell a security for, enter into a transaction on behalf of, or provide an investment opportunity to, us or other accounts solely because the Investment Adviser or its affiliates purchase or sell the same security for, enters into a transaction on behalf of, or provide an opportunity to, another account or us if, in its reasonable opinion, such security, transaction or investment opportunity does not appear to be suitable, practicable or desirable for us or the other account.
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and conditions of the Investment Adviser's Exemptive Order for co-investment under the 1940 Act, offer one or more shareholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual shareholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no shareholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular shareholders or vehicles in which shareholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us, including the other New Mountain products contemplated herein. Such personnel may also (i) serve as members of the boards of trustees of various public and private companies other than Portfolio Companies and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by the Declaration of Trust. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Item 1A. Risk Factors—Certain General Risks of an Investment in our Shares—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K.
Conflicts Related to Portfolio Investments
Officers, employees and senior advisors of New Mountain may serve, and certain shareholders may serve, as directors of certain portfolio investments and, in that capacity, will be required to make decisions that consider the best interests of such portfolio investment and its shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a Portfolio Company, actions that may be in the best interest of the portfolio investment may not be in our best interests, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual's duties as an officer or employee of New Mountain, or as a shareholder, and such individual's duties as a director of the Portfolio Company. A Portfolio Company may enter into transactions with another Portfolio Company or a portfolio company of another New Mountain product. If an issuer in which the Company and a New Mountain-managed or sponsored fund or other investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants and other terms).
Diverse Shareholder Group
The shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting regulatory, investment, tax and other interests with respect to their investments in us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of portfolio investments made by us and other such partnerships, the selection, structuring, acquisition and management of portfolio investments, the timing of disposition of portfolio investments, internal investment policies of the Investment Adviser and shareholders and target risk/return profiles of shareholders. As a consequence, conflicts of interest may arise in connection with the decisions made by the Investment Adviser, including with respect to the nature or structuring of portfolio investments that may be more beneficial for one investor than for another investor, especially with respect to investors' individual tax situations. In addition, we may make portfolio investments which have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring portfolio investments appropriate for us, the Investment Adviser will generally consider our investment and tax objectives and our shareholders as a whole, and not the investment, tax or other objectives of any shareholder individually. In addition, certain shareholders may also be limited partners in other New Mountain funds, including co-investment vehicles that may invest alongside us in one or more investments. It is also possible that we or our Portfolio Companies may be counterparties (such counterparties dealt with on an arm's-length basis) or participants in agreements, transactions, or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholders described in the previous two sentences may therefore have different information about New Mountain and us than shareholders not similarly positioned.
Certain shareholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding us, including with respect to certain conflicts of interest, in each case as provided in the A&R Declaration of Trust. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
Joint Venture Partners

In certain instances, the Investment Adviser may seek to make portfolio investments involving one or more joint venture partners, and joint venture partners and other third parties may co-invest with us with respect to certain investments. There can be no assurance that New Mountain's relationship with any existing joint venture partners will continue or that suitable joint venture partners will be found with respect to our investments. To the extent a dispute arises between New Mountain and such joint venture partners, our portfolio investments relating thereto may be affected.
Investments by New Mountain Principals and Employees in Us and Other Accounts
The New Mountain principals and employees may choose to personally invest, directly and/or indirectly, in us. Investments by the New Mountain principals and employees in us could incentivize the principals and employees to increase or decrease our risk profile.
Investments in Securities by Adviser Personnel
The New Mountain Code of Ethics places restrictions on personal trades by employees, including that they disclose their personal securities holdings and transactions to New Mountain on a periodic basis, and requires that employees pre-clear certain types of personal securities transactions. The Investment Adviser, its affiliates and their respective employees may give advice or take action for their own accounts that may differ from, conflict with or be adverse to advice given or action taken for us.
Investments in Debt Obligations of Issuers
Issuers of debt obligations in which we invests may agree to pay for some expenses that would otherwise be expenses of the Investment Adviser, including, without limitation, administrative and overhead expenses. While the Investment Adviser will act in a manner consistent with its fiduciary duties to us, payments of such expenses by such issuers may present a conflict of interest.
Allocation of Expenses Among Accounts and Co-Investors
The Investment Adviser seeks to fairly allocate expenses among the accounts, including the Company, and any co-investors. Generally, accounts and co-investors that own an investment share in expenses related to such investment, including expenses originally charged solely to any account. However, it is not always possible or reasonable to allocate or re-allocate expenses to a co-investor, depending upon the circumstances surrounding the applicable investment (including the timing of the investment) and the financial and other terms governing the relationship of the co-investor to the accounts with respect to the investment, and, as a result, there may be occasions where co-investors do not bear a proportionate share of such expenses. In addition, where a potential investment is contemplated but ultimately not consummated, potential co-investors generally will not share in any expenses related to such potential investment, including expenses borne by any account with respect to such potential investment. Similarly, there may be circumstances when New Mountain has considered a potential equity investment in a portfolio company on behalf of an account, has determined not to make such equity investment and a debt investment is eventually made in such portfolio company by us, other New Mountain credit funds, or other investment vehicles sponsored by New Mountain. In these circumstances, we, such other New Mountain credit funds, or such other vehicles may benefit from research by New Mountain's investment team and/or from costs borne by the applicable account in pursuing the potential portfolio investment, but will not be required to reimburse such account for expenses incurred in connection with such investment.
Cross Transactions
To the extent permitted by the 1940 Act, including Rule 17a-7 thereunder, the Investment Adviser may determine that it would be in our best interests and one or more other accounts to transfer a security from one account to another (each such transfer, a "Cross Transaction") for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts, or to reduce transaction costs. If the Investment Adviser decides to engage in a Cross Transaction, the Investment Adviser will determine that the trade is in the best interests of both of the accounts involved and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each of those accounts.
Among other things, one or more of our subsidiaries may offer to other accounts participations in and/or assignments or sales of loans (or interests therein) that the subsidiaries have originated or purchased. In the event of such an offer, the price of the participation, assignment or sale will be based on the current market price or readily available market quotation of such loans and ascertained in a manner required by the 1940 Act. Further, the decision by such other accounts to accept or reject the relevant subsidiary's offer will be made by a party independent of the Investment Adviser, such as a loan acquisition committee.
Principal Transactions
To the extent that Cross Transactions may be viewed as principal transactions as such term is used under the Investment Advisers Act of 1940, as amended (the "Advisers Act") due to the ownership interest in an account by the Investment Adviser or its personnel, the Investment Adviser will comply with the requirements of Section 206(3) of the

Advisers Act. In connection with principal transactions, Cross Transactions, related-party transactions and other transactions and relationships involving potential conflicts of interest, the Investment Adviser will consult with the Board on such Cross Transactions; provided that the Investment Adviser will not consult with the Board or the shareholders for the sale of a loan to, or the purchase of a loan from, other accounts that are not principal accounts. Cross Transactions may be made when the Investment Adviser determines that it is in our best interests and other accounts' to effectuate such trades. The Board may be consulted prior to or contemporaneous with, or subsequent to, the consummation of a Cross Transaction. In no event will any such transaction be entered into unless it complies with applicable law. The Board may be exculpated and indemnified by us.
Proxy Voting Policy
In compliance with Rule 206(4)-6 under the Advisers Act, the Investment Adviser has adopted proxy voting policies and procedures. The general policy is to vote proxy proposals, amendments, consents or resolutions (collectively, "Proxies") in the best interests of its clients.
Because our investment program primarily involves investing through privately negotiated transactions, the Investment Adviser typically is not presented with traditional Proxy votes.
On the rare occasion we are asked to decide on matters involving voting our ownership interest in a portfolio investment, the Investment Adviser will seek to vote our Proxies in our best interest. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The Proxy voting decisions of the Investment Adviser are made by the senior officers who are responsible for monitoring our investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (a) anyone involved in the decision-making process disclose to our CCO any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a Proxy vote; and (b) employees involved in the decision-making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
The Investment Adviser has identified one potential conflict of interest between our interests and its own arising from its Proxy voting process. From time to time, the Investment Adviser may be in a position where it must vote to approve certain directors' participation on the boards of public companies in which we invest. Since the Investment Adviser's employees are permitted to participate on public company boards (upon notification to, or approval by, our CCO, as applicable) there may be situations where the Investment Adviser has a decision as to whether to vote in favor of, or against, a public company director that is also compensated as an employee. If the Investment Adviser determines that it may have, or is perceived to have, a conflict of interest when voting Proxies, the Investment Adviser will either (i) convene a Proxy voting committee to address conflicts or (ii) refrain from voting when doing so is in our best interest.
The Investment Adviser Has Different Compensation Arrangements with Other Accounts
The Investment Adviser could be subject to a conflict of interest because varying compensation arrangements among us and other accounts could incentivize the Investment Adviser to manage us and such other accounts differently. These and other differences could make us less profitable to the Investment Adviser than certain other accounts.
Service Providers
The service providers or their affiliates (including any administrators, lenders, brokers, attorneys, consultants, accountants, appraisers, valuation experts, tax advisors, servicers, asset managers and investment banking firms) of us, New Mountain or any of their affiliates may also provide goods or services to or have business, personal, political, financial or other relationships with New Mountain, the Investment Adviser or their affiliates. Such service providers may be investors in us, affiliates of the Investment Adviser and/or sources of investment opportunities and co-investors or counterparties therewith. These relationships may influence the Investment Adviser in deciding whether to select or recommend such a service provider to perform services for us or a Portfolio Company or to have other relationships with New Mountain. Notwithstanding the foregoing, investment transactions for us that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider's provision of certain investment-related services and research that the Investment Adviser believes to be of benefit to us. Additionally, misconduct by service providers (such as the improper use or disclosure of confidential information which could result in litigation or serious financial harm by limiting our business prospects or future activities), which we may not be able to detect and prevent, could cause significant losses to us.
Our Self-Administration
The Administrator, solely or through the use of any third party sub-administrator, may provide all or any part of fund administration services (including the valuation of our assets) to us. Any costs for providing these services will not be included in the management fee and would be paid separately by us. The Investment Adviser's ability to determine the fund administration fee the Administrator receives from us creates a conflict of interest. The Investment Adviser addresses this conflict by reviewing its fund administration fee as the Investment Adviser believes is appropriate to ensure that it is fair and comparable to equivalent services that could be performed by a non-affiliated third party, at a rate negotiated on an arm's length basis.
Brokerage Arrangements
Depending upon market conditions and the types of financial instruments purchased and sold by us, we may or may not utilize broker-dealers. To the extent that we effect any transaction through a broker-dealer, we may elect to use one or more prime brokers or other broker-dealers for our transactions. We generally do not expect to enter into transactions in which commissions are charged, but in the event of any commission-based transaction, we will attempt to negotiate the lowest available commission rates commensurate with the particular services provided in connection with the transaction. Consequently, we may select broker-dealers that charge a higher commission or fee than another broker-dealer would have charged for effecting the same transaction. The selection of a broker-dealer will be made on the basis of best execution as determined by the Investment Adviser in its sole discretion, taking into consideration a number of factors, which may include, among others, commission rates, reliability, financial responsibility, strength of the broker-dealer and the ability of the broker-dealer to efficiently execute transactions, the broker-dealer's facilities, and the broker-dealer's provision or payment of the costs of research and other services or property that will be of benefit to us, the Investment Adviser, or other accounts to which the Investment Adviser or any of its affiliates provides investment services.
In addition, the Investment Adviser may be influenced in its selection of broker-dealers by their provision of other services, including but not limited to capital introduction, marketing assistance, information technology services, operations and operating equipment and other services or items. Such execution services, research, investment opportunities or other services may be deemed to be "soft dollars." In the event that the Investment Adviser enters into "soft dollar" arrangements, it will do so within the "safe harbor" of Section 28(e) of the Commodity Exchange Act, as amended.
Research and Other Soft Dollar Benefits
New Mountain has no written, third party "soft dollar" arrangement with any broker-dealer at present, but it may utilize both third party and proprietary research and cause us or other New Mountain products to pay commissions (or markups or markdowns) higher than those charged by other broker dealers in return for proprietary soft dollar benefits. In so doing, New Mountain has an incentive to select or recommend the broker-dealer based on its interest in receiving research or other products or services because New Mountain would not have to pay for such research or services directly.
We or other New Mountain products may and will bear more or less of the costs of "soft dollar" or other research than other New Mountain products who benefit from such products or services. These research products or services may and will also benefit and be used to assist other New Mountain products. In addition, research generated for New Mountain's credit strategy will be used to benefit other New Mountain investment strategies and vice versa.
In the event that New Mountain does enter into a "soft dollar" arrangement, the following policy will apply to New Mountain's "soft dollar" practices:
In selecting a broker for any transaction or series of transactions, New Mountain may consider a number of factors. Where best execution may be obtained from more than one broker, New Mountain may purchase and sell securities through brokers that provide research, statistical and other information, although not all funds may in every instance be the direct beneficiaries of the research services provided. Research furnished by brokers may include, but is not limited to, information on the economy, industries, groups of securities, individual companies, statistical information, accounting and tax law interpretations, political developments, legal developments affecting portfolio securities, technical market action, pricing and appraisal services, credit analysis, risk measurement analysis, performance analysis and analysis of corporate responsibility issues. Such research services are received primarily in the form of written reports, telephone contacts and personal meetings with security analysts.
Outside Statements
The Investment Adviser and its affiliates and employees have made, and may in the future make, oral and written statements or expressions of intent or expectation to investors in us or their affiliates or acknowledge statements by such persons ("Outside Statements") regarding our or New Mountain's activities pertaining thereto. These may include, for example, the anticipated or expected allocation and terms of co-investment opportunities, the anticipated or expected allocation of investment opportunities to us generally and other topics often addressed in legally binding side letters. Although such Outside Statements are not legally binding, such Outside Statements may influence allocation and other decisions of the Investment Adviser and its affiliates and employees with respect to our operations and investment activities and may influence a prospective investor's decision as to whether to invest in us.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in us. Prospective investors should read our offering documents and consult with their own advisors before deciding whether to invest in us. In addition, as our investment program develops and changes over time, an investment in us may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
Certain Business Relationships
Certain of our current trustees and officers are directors or officers of the Investment Adviser.
In the ordinary course of business, we may enter into transactions with Portfolio Companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board reviews these procedures on a quarterly basis.
We have adopted the Code of Ethics which applies to, among others, our senior officers, including our chief executive officer and chief financial officer, as well as all of our officers, trustees and employees. Our Code of Ethics requires that all employees and trustees avoid any conflict, or the appearance of a conflict, between an individual's personal interests and our interests. Pursuant to such Code of Ethics, each employee and trustee must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our CCO.
Trustee Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of trustees must be comprised of persons who are not "interested persons," as defined in Section 2(a)(19) of the 1940 Act, of the company or any of its affiliates.
Consistent with these considerations, after review of all relevant transactions and relationships between each trustee, or any of his or her family members, and us, the Investment Adviser, or of any of their respective affiliates, the Board has determined that Ms. Daniel, Mr. Hébert and Mr. Malfettone qualify as Independent Trustees. Each trustee who serves on the audit committee is an Independent Trustee for purposes of Rule 10A-3 under the Exchange Act.
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
The audit committee and the Independent Trustees of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Successor	Predecessor
	Period ended December 31, 2024	Period ended December 16, 2024	Year ended December 31, 2023

Audit Fees	$50,000	$389,000	$400,000
Audit-Related Fees	40,000	—	—
Tax Fees	19,081	191,164	231,188
All Other Fees	—	—	—
Total Fees	$109,081	$580,164	$631,188
Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the consolidated financial statements filed with the SEC on Forms 10-K and 10-Q.
Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees". These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.
All Other Fees: Other fees would include fees for products and services other than the services reported above.
Pre-Approval Policies
The audit committee has established a pre-approval policy that describes the permitted audit, audit-related, consulting services and other services to be provided by Deloitte & Touche LLP. The policy requires that the audit committee pre-approve the audit, non-audit and consulting services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors' independence.
Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the audit committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the audit committee. However, the audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management. The audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Private Credit Fund and Predecessor
Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	75
Consolidated Statements of Operations of Successor for the period from December 17, 2024 to December 31, 2024 and the Predecessor for the period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022	76
Consolidated Statements of Changes in Net Assets of Successor for the period from December 17, 2024 to December 31, 2024 and Predecessor's Members' Capital for the period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 and December 31, 2022	77
Consolidated Statements of Cash Flows of Successor for the period from December 17, 2024 to December 31, 2024 and Predecessor for the period from January 1, 2024 to December 16, 2024 and years ended December 31, 2023 and December 31, 2022	78
Consolidated Schedule of Investments as of December 31, 2024	79
Consolidated Schedule of Investments as of December 31, 2023	91
Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund and Predecessor	106

(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or hereby incorporated by reference to exhibits previously filed with the United States Securities and Exchange Commission:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 11, 2024, by and among New Mountain Guardian III BDC, L.L.C., New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C. (for the limited purposes set forth therein) (4)

3.1	Amended and Restated Declaration of Trust, dated as of November 22, 2024 (3)
3.2	By-Laws, dated as of September 26, 2024 (2)
4.1	Form of Subscription Agreement for New Mountain Private Credit Fund (1)
4.2	Form of Subscription Agreement for New Mountain Guardian III BDC, L.L.C. (5)
4.3	Description of Securities*
10.1	Investment Advisory Agreement between New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C., dated as of November 7, 2024 (2)
10.2	Administration Agreement between New Mountain Private Credit Fund and New Mountain Finance Administration, L.L.C., dated as of November 7, 2024 (2)
10.3	Distribution Reinvestment Plan, dated as of September 26, 2024 (1)
10.4	Expense Support and Conditional Reimbursement Agreement between New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C., dated as of November 7, 2024 (2)
10.5	Form of Amended and Restated Custodian Agreement (3)
10.6	Transfer Agent Services Agreement between New Mountain Private Credit Fund and Ultimus Fund Solutions, LLC, dated as of August 5, 2024 (1)
10.7
First Amended and Restated Credit Agreement by and among New Mountain Private Credit Fund SPV I, L.L.C., as borrower, various lenders, Goldman Sachs Bank USA, Syndication Agent and Calculation Agent, GS ASL LLC, as Administrative Agent, Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator*

10.8	Form of Master Note Purchase Agreement, dated August 4, 2021, by the between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (6)
10.9	Form of First Supplement to Master Note Purchase Agreement, dated March 10, 2022, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(7)
14.1	Code of Business Conduct and Ethics*
19.1	Insider Trading Policies and Procedures*
21.1	Subsidiaries of New Mountain Private Credit Fund:
New Mountain Private Credit Fund SPV I, L.L.C. (Delaware)
New Mountain Private Credit Fund OEC, Inc. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(1)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
(2)Incorporated by reference to Amendment No. 1 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 12, 2024.
(3)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.

(4)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on October 16, 2024.
(5)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.’s Definitive Proxy Statement on Schedule 14A filed on October 11, 2024.
(6)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on August 10, 2021.
(7)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s current report on Form 8-K filed on March 15, 2022.
* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2025.

NEW MOUNTAIN PRIVATE CREDIT FUND
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer)	March 5, 2025
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 5, 2025
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Trustee	March 5, 2025
Adam B. Weinstein

By:	/s/ BARBARA DANIEL	Trustee	March 5, 2025
Barbara Daniel

By:	/s/ DANIEL HERBERT	Trustee	March 5, 2025
Daniel Hébert

By:	/s/ JOHN MALFETTONE	Trustee	March 5, 2025
John Malfettone