Form 10-Q
period 2025-03-31
New Mountain Private Credit Fund
filed 2025-05-13
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Private Credit Fund 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Maryland	99-6860731
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
_________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interests outstanding as of May 13, 2025 was 41,062,860. As of March 31, 2025, there was no established public market for the registrant's limited liability company common shares of beneficial interests.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	New Mountain Private Credit Fund
	Consolidated Statements of Assets and Liabilities as of March 31, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations of Successor for the three months ended March 31, 2025 (unaudited) and the Predecessor for three months ended March 31, 2024 (unaudited)	4
	Consolidated Statements of Changes in Net Assets of Successor for the three months ended March 31, 2025 (unaudited) and Predecessor's Members' Capital for the three months ended March 31, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows of Successor for the three months ended March 31, 2025 (unaudited) and Predecessor for the three months ended March 31, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of March 31, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	21
	Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund and Predecessor (unaudited)	34
	Report of Independent Registered Public Accounting Firm	58

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	59
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	72

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	74
	Signatures	76

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,588,990 and $1,524,545, respectively)	$1,561,659	$1,495,564
Cash and cash equivalents	105,101	66,683
Interest and dividend receivable	11,268	8,772
Receivable from affiliate	—	7
Deferred tax asset	7	7
Other assets	429	441
Total assets	$1,678,464	$1,571,474
Liabilities
Borrowings
GS Credit Facility	$440,707	$374,707
Unsecured Notes	200,000	200,000
Deferred financing costs (net of accumulated amortization of $12,619 and $12,133, respectively)	(6,662)	(7,148)
Net borrowings	634,045	567,559
Subscriptions received in advance	34,866	—
Interest payable	8,586	4,560
Distribution payable	7,550	—
Payable for unsettled securities purchased	5,876	19,036
Incentive Fee Payable	3,018	496
Management fee payable	2,996	492
Payable for share repurchases	1,170	—
Payable to affiliate	311	—
Other liabilities	1,519	1,151
Total liabilities	699,937	593,294
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (39,193,289 and 39,025,005) shares issued and outstanding, respectively	39	39
Additional Paid in Capital	999,285	995,040
Accumulated Retained earnings	(20,797)	(16,899)
Total net assets	978,527	978,180
Total liabilities and net assets	1,678,464	1,571,474
Net Assets per share	24.97	25.07
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares or units and per share or per unit data)
(unaudited)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$36,116	$52,021
PIK interest income	2,252	4,238
Dividend income	2,339	2,741
Fee income	1,308	466
Total investment income	42,015	59,466
Expenses
Interest and other financing expenses	9,395	16,865
Incentive fee	3,018	5,730
Management fee	3,017	3,145
Administrative expenses	653	702
Professional fees	602	366
Organizational and offering expenses	214	—
Other general and administrative expenses	62	62
Total expenses	16,961	26,870
Less: management fees waived (See Note 5)	(21)	—
Less: expense support	(181)	—
Net expenses	16,759	26,870
Net investment income before income taxes	25,256	32,596
Income tax expense	80	121
Net investment income	25,176	32,475
Net realized gains (losses) on investments	(8,417)	(3,285)
Net change in unrealized appreciation (depreciation) of investments	1,669	11,608
Benefit (provision) for taxes	1	(238)
Net realized and unrealized gains (losses)	(6,747)	8,085
Net increase in net assets (Successor) and members' capital (Predecessor from operations	$18,429	$40,560
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted	$0.47	$0.35
Weighted average common shares (Successor) and common units (Predecessor) outstanding - basic & diluted (See Note 10)	39,133,013	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and units)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from operations:
Net investment income	$25,176	$32,475
Net realized gains (losses) on investments	(8,417)	(3,285)
Net change in unrealized appreciation (depreciation) of investments	1,669	11,608
Benefit (provision) for taxes	1	(238)
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	18,429	40,560
Capital transactions
Subscriptions	1,182	—
Reinvestment of distributions	4,270	—
Repurchased shares, net of early repurchase deduction	(1,207)	—
Return of capital distributions	—	(49,984)
Placement fees	(21)	—
Distributions declared to shareholders or Predecessor's unitholders from net investment income	(22,306)	(32,059)
Total net increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from capital transactions	(18,082)	(82,043)
Net increase (decrease) in net assets (Successor) and members' capital (Predecessor)	347	(41,483)
Net assets (Successor) and members' capital (Predecessor) at the beginning of the period	978,180	1,108,751
Net assets (Successor) and members' capital (Predecessor) at the end of the period	$978,527	$1,067,268

Capital Activity
Shares Issued	217,603	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Three months ended March 31, 2025	Three months ended March 31,2024
Cash flows from operating activities
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	$18,429	$40,560
Adjustments to reconcile net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	8,417	3,285
Net change in unrealized (appreciation) depreciation of investments	(1,669)	(11,608)
Amortization of purchase discount	(834)	(755)
Amortization of deferred financing costs	486	1,025
Non-cash investment income	(3,555)	(6,958)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(128,583)	(5,904)
Proceeds from sales and paydowns of investments	61,887	75,351
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	4	—
Cash paid on drawn revolvers	(4,805)	(11,441)
Cash repayments on drawn revolvers	3,043	8,475
Receivable from unsettled securities sold	—	(21,319)
Interest and dividend receivable	(2,496)	(3,704)
Receivable from affiliate	7	—
Deferred tax asset	(1)	150
Other assets	12	(54)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(13,160)	—
Interest payable	4,026	5,709
Incentive fee payable	2,522	(283)
Management fee payable	2,504	353
Deferred tax liability	—	87
Payable to affiliates	269	(164)
Other liabilities	353	(150)
Net cash flows provided by (used in) operating activities	(53,144)	72,655
Cash flows from financing activities
Distributions from net investment income	(10,486)	(35,506)
Subscriptions received in advance	34,866	—
Return of capital distributions	—	(49,984)
Net proceeds from issuance of shares	1,182	—
Proceeds from GS Credit Facility	118,000	33,000
Repayment of GS Credit Facility	(52,000)	(41,800)
Deferred financing costs paid	—	(2)
Net cash flows (used in) provided by financing activities	91,562	(94,292)
Net increase (decrease) in cash and cash equivalents	38,418	(21,637)
Cash and cash equivalents at the beginning of the period	66,683	69,873
Cash and cash equivalents at the end of the period	$105,101	$48,236
Supplemental disclosure of cash flow information
Cash interest paid	$4,804	$10,022
Income taxes (refunded)/paid	167	47
Non-cash operating activities:
Non-cash activity on investments	$36,840	$6,137
Non-cash financing activities:
Distributions declared and payable	$7,550	$32,059
Reinvestment of distributions	4,270	—
Share repurchases accrued but not yet paid	1,170	—
Accrual for early repurchase penalty	37	—
Accrual for placement fees	21	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.67%	12/2021	12/2027	$19,919	$19,828	$19,919
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.67%	12/2021	12/2027	19,725	19,623	19,725
	Subordinated(4)	FIXED(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	13,888	13,784	13,657
								53,532	53,235	53,301	5.45%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.55%	02/2020	05/2028	52,170	52,056	52,170	5.33%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.55%	05/2022	05/2029	48,626	48,306	48,626	4.97%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.82%	12/2021	12/2028	45,282	45,007	45,282
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.82%	05/2022	12/2028	2,866	2,848	2,866
								48,148	47,855	48,148	4.92%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	9.03%	12/2021	12/2028	47,800	47,506	47,800	4.88%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.90%	12/2021	12/2028	47,573	47,340	42,107
	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.90%	12/2021	12/2028	2,473	2,469	2,188
								50,046	49,809	44,295	4.53%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.92%	09/2021	09/2028	41,657	41,420	41,657	4.26%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.30%	06/2022	06/2029	40,339	40,065	40,339	4.12%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.71%	11/2021	11/2027	41,450	41,295	35,112
	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.71%	11/2021	11/2027	3,612	3,599	3,060
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.75%	11.21%	11/2021	05/2027	964	953	816
								46,026	45,847	38,988	3.98%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.30%	08/2021	10/2028	29,468	29,416	29,468
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,236	4,199	4,236
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.32%	01/2022	10/2028	3,020	3,003	3,020
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.30%	01/2022	10/2028	2,025	2,014	2,025
								38,749	38,632	38,749	3.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	09/2021	09/2028	$38,546	$38,325	$38,546	3.94%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.31%	12/2021	11/2028	32,395	32,172	32,395
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.31%	12/2021	11/2028	2,471	2,454	2,471
								34,866	34,626	34,866	3.56%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2028	28,013	27,855	27,766
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2028	2,949	2,944	2,923
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2027	2,292	2,282	2,272
								33,254	33,081	32,961	3.37%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.04%	08/2022	08/2028	28,496	28,361	28,120
	First Lien(4)	SOFR(Q)	+	6.25%	10.54%	10/2022	08/2028	4,508	4,482	4,449
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.04%	08/2022	08/2028	277	284	274
								33,281	33,127	32,843	3.36%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.14%	10/2021	10/2028	19,328	19,216	18,949
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.14%	12/2021	10/2028	14,005	13,923	13,731
								33,333	33,139	32,680	3.34%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.00%	10.30%	11/2021	11/2028	28,383	28,259	28,383
	First Lien(4)	SOFR(Q)	+	6.00%	10.30%	03/2022	11/2028	3,890	3,872	3,890
								32,273	32,131	32,273	3.30%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.71%	05/2022	09/2027	31,760	31,602	31,760
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.70%	05/2022	09/2027	465	470	465
								32,225	32,072	32,225	3.30%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	29,809	29,648	29,809
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2027	1,318	1,321	1,318
	First Lien(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	349	349	349
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	100	96	100
	First Lien(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	81	74	81
								31,657	31,488	31,657	3.24%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.90%	07/2022	07/2029	19,764	19,590	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.17%	07/2021	07/2028	8,897	8,860	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.17%	07/2022	07/2028	1,544	1,534	1,544
								30,205	29,984	30,205	3.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.31%	08/2019	09/2026	$25,372	$25,331	$22,201
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.31%	09/2021	09/2026	5,994	5,990	5,244
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.31%	08/2019	09/2026	2,266	2,264	1,983
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.31%	02/2022	09/2026	389	389	340
								34,021	33,974	29,768	3.04%
KWOR Intermediate I, Inc. (13)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.56%	02/2025	02/2030	20,794	20,794	20,794
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	12.31%	02/2025	02/2030	6,931	6,931	6,931
	First Lien(4)	SOFR(Q)	+	0.0525	9.56%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%/PIK	9.56%	02/2025	02/2030	115	115	115
								28,013	28,013	28,013	2.86%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.79%	01/2025	01/2031	27,167	26,901	26,895	2.75%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.80%	09/2021	09/2028	26,407	26,250	26,143
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.80%	09/2021	09/2028	619	623	613
								27,026	26,873	26,756	2.73%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.90%	12/2021	12/2027	23,857	23,796	23,857
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	12/2021	12/2027	852	852	852
								24,709	24,648	24,709	2.53%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	14,520	14,444	14,520
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	4,874	4,849	4,874
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	4,843	4,818	4,843
								24,237	24,111	24,237	2.48%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.17%	06/2022	06/2028	20,664	20,664	20,577
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.17%	02/2025	06/2028	2,778	2,758	2,766
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	10.13%	06/2022	06/2028	395	395	394
								23,837	23,817	23,737	2.43%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	02/2022	02/2028	18,409	18,316	18,409
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	02/2022	02/2028	1,679	1,679	1,679
								20,088	19,995	20,088	2.05%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.05%	08/2021	08/2029	19,706	19,654	19,706	2.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.32%	10/2021	10/2028	$17,345	$17,244	$17,345
	First Lien(4)	SOFR(M)	+	5.00%	9.32%	10/2021	10/2028	1,461	1,455	1,461
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.32%	10/2021	10/2028	87	87	87
								18,893	18,786	18,893	1.93%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.67%	09/2021	09/2027	18,831	18,741	18,831	1.92%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	10.71%	04/2021	04/2028	18,285	18,207	17,362	1.77%
Relativity ODA LLC
Software	First Lien	SOFR(M)	+	4.50%	8.82%	05/2021	05/2029	16,848	16,763	16,848	1.72%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.19%	03/2021	03/2029	17,607	17,601	16,705	1.71%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.42%	08/2021	08/2028	10,740	10,682	10,356
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.42%	08/2021	08/2028	2,062	2,042	1,989
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.42%	08/2021	08/2028	1,904	1,898	1,837
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.92%	08/2021	08/2027	137	133	133
								14,843	14,755	14,315	1.46%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.80%	12/2021	08/2027	8,578	8,555	8,578
	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.81%	12/2021	08/2027	5,529	5,515	5,529
								14,107	14,070	14,107	1.44%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	13,943	13,804	13,803	1.41%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.14%	05/2021	11/2027	18,882	18,882	13,689	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.55%	03/2021	03/2028	11,101	11,019	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.55%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,316	13,403	1.37%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.70%	03/2021	04/2028	9,283	9,247	9,084
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.70%	02/2022	04/2028	2,052	2,047	2,008
	First Lien(4)	SOFR(Q)	+	6.41%	10.70%	03/2021	04/2028	1,555	1,549	1,522
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.80%	12/2022	04/2028	488	484	478
								13,378	13,327	13,092	1.34%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	12,592	12,530	12,529	1.34%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.55%	12/2020	12/2028	$12,500	$12,445	$12,500	1.28%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.19%	03/2021	03/2029	12,188	12,169	12,020	1.23%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.05%	01/2020	02/2027	8,006	7,993	8,006
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.05%	03/2021	02/2027	3,548	3,545	3,548
								11,554	11,538	11,554	1.18%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.07%	01/2022	12/2027	5,012	4,988	5,012
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.07%	01/2022	12/2027	4,980	4,953	4,980
	First Lien(4)	SOFR(M)	+	4.75%	9.07%	01/2022	12/2027	1,508	1,498	1,508
								11,500	11,439	11,500	1.18%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.32%	06/2021	06/2028	11,461	11,388	11,132
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	8.44%	06/2021	06/2026	117	119	114
	First Lien(4)	SOFR(Q)	+	5.75%	10.31%	06/2021	06/2028	82	82	80
								11,660	11,589	11,326	1.16%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.72%	02/2022	02/2028	7,904	7,882	7,904
	First Lien(4)	SOFR(S)	+	5.25%	9.72%	02/2022	02/2028	2,199	2,197	2,199
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.72%	02/2022	02/2028	289	288	289
								10,392	10,367	10,392	1.06%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.07%	12/2021	12/2028	6,902	6,859	6,902
	First Lien(4)	SOFR(M)	+	4.75%	9.07%	12/2021	12/2028	2,707	2,695	2,707
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.07%	12/2021	12/2028	772	767	772
								10,381	10,321	10,381	1.06%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.17%	08/2021	10/2030	10,314	10,261	10,314	1.05%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.19%	04/2021	05/2029	10,200	10,182	10,200	1.04%
CommerceHub, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.56%	01/2025	12/2027	9,974	9,951	9,974	1.02%
Michael Baker International, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.00%	8.32%	01/2025	12/2028	9,975	9,975	9,963	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.76%	06/2021	06/2028	7,449	7,407	7,449
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.62%	06/2021	06/2028	2,163	2,154	2,163
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	4.50%	8.82%	06/2021	06/2028	334	331	334
								9,946	9,892	9,946	1.02%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.67%	01/2025	04/2029	9,974	9,870	9,873	1.01%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	$9,851	$9,803	$9,802	1.00%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.05%	07/2021	07/2027	8,514	8,474	8,514
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2026	1,073	1,070	1,073
								9,587	9,544	9,587	0.98%
Wrench Group LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.00%	8.56%	01/2025	10/2028	9,980	9,687	9,518	0.97%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.80%	02/2025	03/2032	9,362	9,315	9,315	0.95%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.80%	03/2022	04/2029	9,123	9,079	9,123
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.80%	03/2022	04/2029	120	120	120
								9,243	9,199	9,243	0.94%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.89%	10/2021	10/2028	8,394	8,346	8,124
	First Lien(4)	SOFR(Q)	+	5.50%	9.89%	10/2021	10/2028	962	956	932
								9,356	9,302	9,056	0.93%
Huskies Parent, Inc.
Software	First Lien(2)(3)	SOFR(M)	+	5.25%	9.67%	12/2021	11/2028	8,270	8,232	8,247
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.25%	9.67%	12/2021	11/2027	128	130	127
								8,398	8,362	8,374	0.86%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	10.32%	02/2022	12/2028	7,784	7,757	7,647
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.90%	10.32%	06/2023	12/2028	644	637	633
								8,428	8,394	8,280	0.85%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.29%	01/2025	02/2032	7,877	7,858	7,858	0.80%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.92%	12/2021	12/2028	6,850	6,829	6,836
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.92%	12/2021	12/2028	693	692	691
								7,543	7,521	7,527	0.77%
Bonterra LLC
Software	First Lien	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	7,363	7,345	7,345
	First Lien(5) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	130	130	130
								7,493	7,475	7,475	0.76%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.69%	09/2021	09/2027	6,816	6,801	6,816
	First Lien(4)(5) - Drawn	P(Q)	+	4.25%	11.75%	09/2021	09/2027	128	129	128
								6,944	6,930	6,944	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.81%	04/2021	04/2027	$5,934	$5,916	$5,934
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.81%	04/2021	04/2027	309	310	309
								6,243	6,226	6,243	0.64%
eResearchTechnology, Inc.
Healthcare	First Lien	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	5,562	5,506	5,506
	First Lien(5) - Drawn	SOFR(M)	+	4.75%	9.07%	03/2025	01/2032	52	47	52
								5,614	5,553	5,558	0.57%
Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	9.57%	01/2024	06/2029	5,779	5,779	4,876
	Subordinated(2)(4)	FIXED(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	185	185	185
								5,964	5,964	5,061	0.52%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(Q)	+	7.00%	11.48%	05/2021	05/2027	4,564	4,545	4,564	0.47%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	9.05%	12/2024	08/2028	4,260	4,233	4,260	0.44%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	11.19%	05/2021	05/2029	6,000	5,976	3,932	0.39%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.42%	08/2021	10/2029	4,006	4,000	3,829	0.38%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.05%	12/2024	12/2028	2,278	2,267	2,270	0.22%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.57%	07/2019	07/2026	1,945	1,942	1,867	0.18%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien(4)	SOFR(M)	+	6.25%	10.57%	02/2021	02/2029	1,865	1,863	1,738	0.17%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.82%	12/2021	02/2028	1,716	1,713	1,716	0.17%
Next Holdco, LLC
Healthcare	First Lien	SOFR(Q)	+	5.25%	9.55%	02/2025	11/2030	1,382	1,375	1,382	0.13%
QBS Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	02/2025	11/2031	1,255	1,252	1,252	0.12%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.79%	03/2025	02/2031	251	251	251	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,479,187	$1,472,096	$1,446,735	147.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.69%	10/2019	10/2027	$22,500	$22,431	$22,500	2.30%
Total Funded Debt Investments - United Kingdom								$22,500	$22,431	$22,500	2.30%
Total Funded Debt Investments								$1,501,687	$1,494,527	$1,469,235	150.15%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*		7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$42,007	4.29%
ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	18,982	16,871	1.72%
KWOR Intermediate I, Inc. (13)
Business Services	Preferred shares (4)	SOFR(Q)*		8.00%/PIK	12.31%	02/2025	—	4,621	4,621	4,621
	Ordinary shares (4)	—		—	—	02/2025	—	4,321	4,493	4,206
								8,942	9,114	8,827	0.90%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*		10.75%/PIK	15.03%	06/2022	—	5,709	7,861	7,917	0.81%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	13.95%	04/2021	—	5,000	8,246	7,774	0.79%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	7,456	7,182	0.73%
Firebird Co-Invest L.P. (7)
Business Services	LP Interest (4)	—		—	—	01/2025	—	16,415	1,642	1,642	0.17%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	596	571
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	205	196
								75,181	801	767	0.09%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$94,692	$92,987	9.50%
Total Shares									$94,692	$92,987	9.50%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—	—	—	06/2024	06/2029	$68,568	$90	$135	0.01%
Total Warrants - United States								$90	$135	0.01%
Total Funded Investments								$1,589,309	$1,562,357	159.66%
Unfunded Debt Investments - United States
KWOR Intermediate I, Inc. (13)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	$4,603	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
							8,072	—	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(11)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(7)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(3)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(3)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(22)	—	—%
Businessolver.com, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	06/2025	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
Daxko Acquisition Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(6)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	854	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	$1,325	$(13)	$—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,339	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,610	(16)	—
							4,949	(16)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(15)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,362	(4)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(11)	—	—%
OEConnection LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(32)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(17)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	5,571	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2025	187	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	330	(2)	—
							517	(3)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(7)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	627	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(13)	—
							3,257	(13)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	04/2025	$46	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—
							773	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	4,637	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(11)	—
							7,021	(11)	—	—%
Ministry Brands Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(1)	(0.00)%
Bonterra LLC
Software	First Lien(5) - Undrawn	—	—	—	03/2025	03/2027	796	—	—
	First Lien(5) - Undrawn	—	—	—	03/2025	03/2032	666	(2)	(2)
							1,462	(2)	(2)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	596	(4)	(2)	(0.00)%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,635	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,391	(3)	(3)
							6,026	(3)	(3)	(0.00)%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	06/2025	256	—	(5)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	162	(2)	(5)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(6)	(6)
							5,336	(6)	(6)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,581	—	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	$1,245	$(12)	$(12)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,274	(13)	(13)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(5) - Undrawn	—	—	—	03/2025	01/2027	997	—	(5)
	First Lien(5) - Undrawn	—	—	—	03/2025	03/2026	924	(5)	(5)
	First Lien(5) - Undrawn	—	—	—	03/2025	10/2031	525	(5)	(5)
							2,446	(10)	(15)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(27)	(28)	(0.00)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,245	(20)	(30)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,008	—	(36)	(0.01)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(7)	(114)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(4)(5) - Undrawn	—	—	—	11/2021	05/2027	2,650	—	(405)	(0.04)%
Total Unfunded Debt Investments - United States							$110,190	$(319)	$(698)	(0.07)%
Total Unfunded Debt Investments							$110,190	$(319)	$(698)	(0.07)%
Total Non-Controlled/Non-Affiliated Investments								$1,588,990	$1,561,659	159.59%
Total Investments								$1,588,990	$1,561,659	159.59%

(1)New Mountain Private Credit Fund (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV")
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, NEWCRED SPV, as the Borrower, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
(4)The fair value of the Company's investment is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 4. Fair Value, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(in thousands, except shares)
(unaudited)

(5)Par value amounts represent the drawn or undrawn (as indicated in type of investment) portion of revolving credit facilities or delayed draws. Cost amounts represent the cash received at settlement date net of the impact of paydowns and cash paid for drawn revolvers or delayed draws.
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2025.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
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
(10)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. and a first lien term loan, a first lien revolver and two first lien delayed draws in Kaseya Inc., a wholly-owned subsidiary of Knockout Intermediate Holdings I Inc.
(11)The Company holds ordinary shares in Ambrosia Holdco Corp., a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(12)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(13)The Company holds preferred equity, ordinary shares, and subordinated notes of KWOR Intermediate I, Inc., and three first lien term loans, a first lien delayed draw and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2025, 1.34% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2025
(unaudited)

March 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	83.53%
Second lien	7.63%
Subordinated	2.87%
Equity and other	5.97%
Total investments	100.00%

March 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	37.51%
Healthcare	24.01%
Business Services	16.94%
Consumer Services	6.24%
Financial Services	4.54%
Distribution & Logistics	3.76%
Consumer Products	2.47%
Packaging	2.03%
Education	1.89%
Specialty Chemicals & Materials	0.61%
Total investments	100.00%

March 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.18%
Fixed rates	5.82%
Total investments	100.00%
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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.57%	09/2021	09/2028	$38,643	$38,408	$38,643	3.95%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2028	39,885	39,693	32,267
	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2027	5,653	5,630	4,573
								45,538	45,323	36,840	3.77%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	32,329	32,093	32,329
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	2,464	2,445	2,464
								34,793	34,538	34,793	3.56%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	28,496	28,353	28,282
	First Lien(4)	SOFR(Q)	+	6.25%	10.88%	10/2022	08/2028	4,508	4,481	4,474
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	505	509	500
								33,509	33,343	33,256	3.40%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	28,086	27,917	27,715
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	2,956	2,951	2,917
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.20%	08/2021	08/2027	2,292	2,281	2,262
								33,334	33,149	32,894	3.36%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	10/2021	10/2028	19,378	19,259	18,942
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	12/2021	10/2028	14,042	13,954	13,726
								33,420	33,213	32,668	3.34%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	11/2021	11/2028	28,383	28,252	28,383
	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	03/2022	11/2028	3,890	3,871	3,890
								32,273	32,123	32,273	3.30%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	31,842	31,669	31,842	3.26%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	29,885	29,715	29,885
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.30%	10/2021	10/2027	1,025	1,030	1,025
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	350	345	350
	First Lien(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	82	75	82
								31,342	31,165	31,342	3.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	$25,292	$25,245	$22,763
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	09/2021	09/2026	5,970	5,966	5,373
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	2,259	2,256	2,033
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	02/2022	09/2026	388	387	349
								33,909	33,854	30,518	3.12%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	19,764	19,582	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2021	07/2028	8,897	8,858	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	1,548	1,538	1,548
								30,209	29,978	30,209	3.09%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	17,342	17,244	17,342
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,821	5,789	5,821
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,784	5,752	5,784
								28,947	28,785	28,947	2.96%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	26,269	26,132	26,269
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	399	400	399
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	308	305	308
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	98	98	98
								27,074	26,935	27,074	2.77%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.83%	09/2021	09/2028	26,481	26,313	26,217
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.82%	09/2021	09/2028	158	166	157
								26,639	26,479	26,374	2.70%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	23,918	23,852	23,918
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	855	854	855
								24,773	24,706	24,773	2.53%
Avalara, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	21,654	21,461	21,654	2.21%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	20,717	20,717	20,603	2.11%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.48%	02/2022	02/2028	18,409	18,308	18,409
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.47%	02/2022	02/2028	1,504	1,504	1,504
								19,913	19,812	19,913	2.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.35%	08/2021	08/2029	$19,705	$19,652	$19,705	2.01%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	17,390	17,283	17,390
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	1,465	1,459	1,465
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	88	87	88
								18,943	18,829	18,943	1.94%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	09/2021	09/2027	18,880	18,781	18,880	1.93%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.47%	03/2021	03/2029	17,607	17,601	17,607	1.80%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	10.91%	04/2021	04/2028	18,136	18,053	16,956	1.73%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.86%	05/2021	05/2029	16,848	16,759	16,779	1.72%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	10,653	10,591	10,340
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	2,045	2,024	1,985
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	1,888	1,883	1,833
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	08/2021	08/2027	114	120	110
								14,700	14,618	14,268	1.46%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.32%	12/2021	08/2027	8,170	8,147	8,170
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.34%	12/2021	08/2027	5,543	5,528	5,543
								13,713	13,675	13,713	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.85%	03/2021	03/2028	11,101	11,013	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.69%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,310	13,403	1.37%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	9,309	9,271	9,073
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	02/2022	04/2028	2,057	2,051	2,005
	First Lien(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	1,559	1,553	1,520
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.83%	12/2022	04/2028	489	485	478
								13,414	13,360	13,076	1.34%
Databricks, Inc.
Software	First Lien	SOFR (Q)	+	4.50%	8.83%	12/2024	01/2031	12,592	12,529	12,529	1.34%
Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.89%	12/2020	12/2028	12,500	12,443	12,500	1.28%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.44%	05/2021	11/2027	18,882	18,882	12,179	1.25%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.22%	03/2021	03/2029	$12,188	$12,168	$12,168	1.24%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	01/2020	02/2027	8,027	8,012	8,027
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	03/2021	02/2027	3,558	3,554	3,558
								11,585	11,566	11,585	1.18%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	5,024	4,999	5,024
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	4,992	4,964	4,992
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	1,511	1,501	1,511
								11,527	11,464	11,527	1.18%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.60%	06/2021	06/2028	11,491	11,413	11,161
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.04%	06/2021	06/2026	162	163	157
	First Lien(4)	SOFR(Q)	+	5.75%	10.66%	06/2021	06/2028	83	82	80
								11,736	11,658	11,398	1.17%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	7,924	7,901	7,924
	First Lien(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	2,205	2,203	2,205
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	290	289	290
								10,419	10,393	10,419	1.07%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	12/2021	12/2028	6,920	6,875	6,920
	First Lien(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	2,714	2,701	2,714
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	774	769	774
								10,408	10,345	10,408	1.06%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	08/2021	10/2030	10,340	10,285	10,340	1.06%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.49%	04/2021	05/2029	10,200	10,182	10,013	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.76%	06/2021	06/2028	7,449	7,405	7,449
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.78%	06/2021	06/2028	2,163	2,153	2,163
								9,612	9,558	9,612	0.98%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,448	8,449
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.11%	07/2021	07/2026	954	953	950
								9,447	9,401	9,399	0.96%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	9,147	9,100	9,147
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	90	91	90
								9,237	9,191	9,237	0.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.19%	10/2021	10/2028	$8,415	$8,364	$8,100
	First Lien(4)	SOFR(Q)	+	5.50%	10.28%	10/2021	10/2028	964	958	928
								9,379	9,322	9,028	0.92%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	11/2028	8,291	8,251	8,243
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	12/2021	11/2027	468	467	465
								8,759	8,718	8,708	0.89%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.81%	02/2022	12/2028	7,804	7,776	7,663
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	542	536	533
								8,346	8,312	8,196	0.84%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	6,868	6,846	6,846
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	694	694	692
								7,562	7,540	7,538	0.77%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.72%	09/2021	09/2027	6,834	6,817	6,834
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.25%	11.75%	09/2021	09/2027	128	129	128
								6,962	6,946	6,962	0.71%

Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	10.01%	04/2021	04/2027	5,949	5,929	5,949
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.02%	04/2021	04/2027	309	310	309
								6,258	6,239	6,258	0.64%
Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	9.59%	01/2024	06/2029	5,711	5,711	4,819
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	179	179	179
								5,890	5,890	4,998	0.5%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(S)	+	7.00%	12.08%	05/2021	05/2027	4,582	4,561	4,582	0.47%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	+	6.75%	11.22%	05/2021	05/2029	6,000	5,974	4,350	0.44%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	4,269	4,241	4,269	0.43%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.46%	08/2021	10/2029	4,006	3,999	3,944	0.39%
Planview Parent, Inc.
Software	Second Lien(2)(3)	SOFR(Q)	+	5.75%	10.08%	12/2024	12/2028	2,278	2,267	2,272	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.61%	02/2021	02/2029	$1,865	$1,862	$1,851	0.18%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.78%	07/2019	07/2026	1,950	1,947	1,842	0.18%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.84%	12/2021	02/2028	1,720	1,718	1,720	0.17%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,420,281	$1,413,305	$1,385,390	141.63%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.72%	10/2019	10/2027	$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments - United Kingdom								$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments								$1,442,781	$1,435,730	$1,407,890	143.93%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$42,352	4.33%
ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	18,444	16,418	1.68%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	9,061	12,453	12,566	1.28%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.10%	04/2021	—	5,000	7,965	7,417	0.76%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,081	6,804	0.70%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.00%/PIK	11.00%	05/2021	—	1,167	1,717	1,686	0.17%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	596	596
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	205	205
								75,181	801	801	0.08%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$89,051	$88,044	9.00%
Total Shares									$89,051	$88,044	9.00%
Warrants - United States
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—	—	—	06/2024	06/2029	68,568	$90	$162	0.02%
Total Warrants - United States								$90	$162	0.02%
Total Funded Investments								$1,524,871	$1,496,096	152.95%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,427	$(12)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(7)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(3)	—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Avalara, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(17)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(24)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	06/2025	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(6)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	$1,790	$(9)	$—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,439	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,903	(19)	—
							5,342	(19)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(16)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,362	(5)	—	—%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	1,174	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,357	(9)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(12)	—	—%
OEConnection LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(34)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(19)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	6,000	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2025	$187	$(1)	$—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							547	(4)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	803	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,631	(14)	—
							3,434	(14)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	04/2025	380	(2)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—
							1,107	(5)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(12)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	255	(2)	(1)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	117	(2)	(3)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(8)	(6)	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	$360	$—	$(6)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(11)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,018	(18)	(15)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,735	(17)	(17)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,030	(10)	(30)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(8)	(147)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,614	(12)	(293)	(0.03)%
Total Unfunded Debt Investments - United States							$85,099	$(326)	$(532)	(0.05)%
Total Unfunded Debt Investments							$85,099	$(326)	$(532)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,524,545	$1,495,564	152.90%
Total Investments								$1,524,545	$1,495,564	152.9%

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
(2)Investment is held by New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV").
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, NEWCRED SPV, as the Borrower, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2025.
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

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund
March 31, 2025
(in thousands, except for share or unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company" or the "Successor") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for United States federal income tax purposes, and to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
On December 17, 2024, the Company completed its previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII” or the "Predecessor"). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). the Company's consolidated financial statements are presented as Predecessor for the periods prior to the Merger on December 17, 2024, and Successor for subsequent periods. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests (the "Units") to the Company prior to the closing in exchange for the Company's common shares of beneficial interest ("Shares"). As a result of the Merger, the Company issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), is a wholly-owned direct subsidiary of the Company, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
As of March 31, 2025, the Company's top five industry concentrations were software, healthcare, business services, consumer services and financial services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
The Company values its assets on a monthly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $2,252 and $4,238, respectively, and PIK dividends from investments of $2,339 and $2,741, respectively.

Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of March 31, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational and offering expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. Organizational costs are expensed as incurred in the Consolidated Statements of Operations. Offering expenses consist of fees and expenses incurred in connection with the Company's continuous offering. Costs associated with the offering of the Company’s shares are capitalized as deferred offering costs and amortized over a twelve-month period from incurrence on the Consolidated Statements of Operations. Deferred offering costs are included in the Consolidated Statements of Assets and Liabilities until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its shareholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three months ended March 31, 2025 and March 31, 2024:

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Deferred income tax (benefit) provision	$(1)	$238
Current income tax (benefit) expense	80	121
Total income tax (benefit) provision	$79	$359
As of March 31, 2025 and December 31, 2024, the Company had $7 and $7, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2021 through 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to the Company's shareholders are recorded on the record date as set by the Board. The Company intends to make timely distributions to its shareholders that will be sufficient to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Earnings per Share—The Company's earnings per share ("EPS") amounts have been computed based on the weighted-average number of Shares outstanding for the period. Basic EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Shares outstanding during the period of computation. Diluted EPS is computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average number of Share assuming all potential Share had been issued, and its related net impact to net assets accounted for, and the additional Share were dilutive. Diluted EPS reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
GIII's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in GIII's members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in GIII's members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and its related net impact to GIII's members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
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

Note 3. Investments
At March 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,321,974	$1,304,600
Second lien	127,470	119,089
Subordinated	44,689	44,773
Equity and other	94,857	93,197
Total investments	$1,588,990	$1,561,659
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$592,700	$585,696
Healthcare	389,088	374,792
Business Services	264,537	264,579
Consumer Services	97,375	97,448
Financial Services	70,640	70,944
Distribution & Logistics	58,264	58,794
Consumer Products	45,847	38,583
Packaging	31,472	31,657
Education	29,524	29,579
Specialty Chemicals & Materials	9,543	9,587
Total investments	$1,588,990	$1,561,659
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,270,528	$1,250,834
Second lien	127,455	119,089
Subordinated	37,346	37,360
Equity and other	89,216	88,281
Total investments	$1,524,545	$1,495,564

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$590,073	$582,562
Healthcare	356,321	344,740
Business Services	252,205	244,350
Consumer Services	92,079	92,297
Financial Services	70,789	71,109
Distribution & Logistics	58,186	59,108
Consumer Products	44,696	40,953
Packaging	31,146	31,342
Education	19,652	19,705
Specialty Chemicals & Materials	9,398	9,398
Total investments	$1,524,545	$1,495,564
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,304,600	$—	$31,221	$1,273,379
Second lien	119,089	—	33,546	85,543
Subordinated	44,773	—	—	44,773
Equity and other	93,197	—	—	93,197
Total investments	$1,561,659	$—	$64,767	$1,496,892
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,250,834	$—	$1,842	$1,248,992
Second lien	119,089	—	46,777	72,312
Subordinated	37,360	—	—	37,360
Equity and other	88,281	—	—	88,281
Total investments	$1,495,564	$—	$48,619	$1,446,945

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(8,417)	(8,490)	—	—	73
Net change in unrealized appreciation (depreciation) of investments	1,484	3,258	(1,132)	84	(726)
Purchases, including capitalized PIK and revolver fundings (1)	144,188	124,862	—	7,329	11,997
Proceeds from sales and paydowns of investments (1)	(101,671)	(95,243)	—	—	(6,428)
Transfers into Level III (2)	14,363	—	14,363	—	—
Fair Value, March 31, 2025	$1,496,892	$1,273,379	$85,543	$44,773	$93,197
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,455	$3,261	$(1,133)	$84	$(757)

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor at March 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized losses on investments	(3,249)	(3,249)	—	—	—
Net change in unrealized appreciation of investments	11,301	6,208	4,071	(61)	1,083
Purchases, including capitalized PIK and revolver fundings	30,439	26,418	—	650	3,371
Proceeds from sales and paydowns of investments (1)	(83,019)	(60,519)	(22,500)	—	—
Transfers into Level III (2)	6,404	—	6,404	—	—
Fair Value, March 31, 2024	$1,920,858	$1,524,092	$257,741	$35,669	$103,356
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$6,011	$2,924	$2,065	$(61)	$1,083

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2025 and March 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Company Performance, Financial Review, and Analysis: Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the market based approach as of March 31, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the income based approach as of March 31, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2025 were as follows:

				Range
Type	Fair Value as of March 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,251,048	Market & income approach	EBITDA multiple	8.0x	30.0x	17.5x
			Revenue multiple	7.0x	18.5x	9.7x
			Discount rate	7.0%	21.9%	9.5%
	22,331	Other	N/A (2)	N/A	N/A	N/A
Second lien	85,543	Market & income approach	EBITDA multiple	14.0x	20.0x	17.8x
			Discount rate	9.4%	14.3%	10.2%
Subordinated	44,773	Market & income approach	EBITDA multiple	9.0x	24.5x	19.2x
			Discount rate	12.6%	14.2%	11.1%
Equity and other	93,197	Market & income approach	EBITDA multiple	6.0x	19.0x	12.6x
			Revenue multiple	5.0x	10.5x	5.5x
			Discount rate	8.6%	16.7%	10.5%
	$1,496,892

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
The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$440,707	$442,806	$374,707	$383,298
Unsecured Notes	200,000	198,362	200,000	197,053
Total Borrowings	$640,707	$641,168	$574,707	$580,351
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
Advisory and Management Agreements
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
GIII entered into the GIII Investment Management Agreement (as defined below) with the Investment Adviser that was effective until December 17, 2024. Under the GIII Investment Management Agreement, the Investment Adviser managed the day-to-day operations of, and provided investment advisory services to GIII. For providing these services, the Investment Adviser received an annual base management fee and incentive fee from GIII.
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
On February 16, 2022, GIII's board of directors approved a new investment advisory and management agreement (the "GIII Investment Management Agreement") between GIII and the Investment Adviser. The Prior Investment Management Agreement and the GIII Investment Management Agreement are identical in all material respects, including the compensation and other terms set forth therein, with the exception that the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of GIII approved the GIII Investment Management Agreement via written consent.
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
Management Fee
NEWCRED Management Fee
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
GIII Management Fee
Pursuant to the GIII Investment Management Agreement, prior to December 17, 2024, the base management fee was payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all GIII unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. The base management fee could have been reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid by GIII or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of the aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
Incentive Fee
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
NEWCRED Incentive Fee on Pre-Incentive Fee Net Investment Income
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
For the three months ended March 31, 2025, there were no incentive fees waived by the Company. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
GIII Incentive Fee on Pre-Incentive Fee Net Investment Income
Pursuant to the GIII Investment Management Agreement, the portion based on the GIII's income (the "Income Incentive Fee") was based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that GIII receives from portfolio companies) accrued during the calendar quarter, minus GIII's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For three months ended March 31, 2024, there were there were no incentive fees waived by GIII . The fees that were paid under the GIII Investment Management Agreement for any partial period was appropriately prorated.
NEWCRED Incentive Fee on Capital Gains
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

GIII Incentive Fee on Capital Gains
Pursuant to the GIII Investment Management Agreement, effective for GIII, the second component of the incentive fee was the capital gains incentive fee. GIII paid the Investment Adviser an incentive fee with respect to GIII's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee was payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to GIII unitholders was equal to total capital contributions;
b.Second, no incentive was payable to the Investment Adviser on Cumulative Net Realized Gains until GIII paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to GIII calculated from the date that each such amount was due to be contributed to GIII until the date each such distribution is paid;
c.Third, upon a distribution that resulted in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to GIII unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser, and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2025 and March 31, 2024.

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Management fee	$3,017	$3,145
Less: management fee waiver	(21)	—
Net management fee	$2,996	$3,145
Incentive fee, excluding accrued incentive fees on capital gains	$3,018	$5,730
For the three months ended March 31, 2025 and March 31, 2024, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company or the GIII Investment Management Agreement by the Predecessor, respectively.

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
If the annualized Specified Expenses for a given calendar year were less than the Specified Expenses Cap, the Investment Adviser would have been entitled to reimbursement by GIII of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of GIII pursuant to the expense limitation and reimbursement agreement between GIII and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser will in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year would not exceed the Specified Expenses Cap. The Investment Adviser could recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bears the expense.
The Investment Adviser had entered into agreements with placement agents that provided for ongoing payments from the Investment Adviser based upon the amount of a Company shareholder' subscriptions and of GIII unitholder's Capital Commitment or capital contributions. Neither the Company, GIII, nor the unitholders bore any of the fees paid to placement agents of the Company and GIII, as any such fees paid by the Company and GIII were offset against the management fees.
NEWCRED Expense Support and Conditional Reimbursement Agreement
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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For Three Months Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2024 (1)	$2,064	$—	$2,064
March 31, 2025	181	—	181
Total	$2,245	$—	$2,245

(1)The period ended December 31, 2024, represents the period from December 17, 2024 (commencement of the Company's operations) to December 31, 2024.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (as amended, the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Note 6. Borrowings
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
The 2021A Tranche A Notes and the 2021A Tranche B Notes bear interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bear interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates are subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) is less than 1.83 to 1.00.
The Company is obligated to offer to prepay the Unsecured Notes (i) each time the Company receives an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company receives an aggregate amount of net proceeds, or if the Company is permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that is at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2025 and March 31, 2024:

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense	$1,859	$2,556
Amortization of financing costs	$149	$198
Weighted average interest rate	3.7%	3.7%
Effective interest rate	4.0%	4.0%
Average debt outstanding	$200,000	$275,000
As of March 31, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $200,000 and $200,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2029, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three months ended March 31, 2025 and March 31, 2024:

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Interest expense	$6,706	$13,036
Non-usage fee	$310	$205
Amortization of financing costs	$337	$826
Weighted average interest rate	6.7%	8.3%
Effective interest rate	7.3%	8.9%
Average debt outstanding	$402,629	$622,724
As of March 31, 2025 and December 31, 2024, the outstanding balance on the GS Credit Facility was $440,707 and $374,707, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.

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
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its shareholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its shareholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025, the Company had unfunded commitments on revolving credit facilities of $68,588, no outstanding bridge financing commitments, and other future funding commitments of $41,602. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $62,731, no outstanding bridge financing commitments and other future funding commitments of $22,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility as of March 31, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $3,000 and $45,520, respectively, which could require funding in the future.
Note 9. Net Assets
Successor
The following table summarizes transactions in common shares of beneficial interest for three months ended March 31, 2025.

Common Shares of Beneficial Interests	Shares	Amount
Subscriptions	47,177	$1,182
Distributions Reinvested	170,426	4,270
Share Repurchases	(49,319)	(1,231)
Early repurchase deduction	—	24
Total increase (decrease)	168,284	$4,245

The following table reflects the distributions declared on the Shares for the three months ended March 31, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.190
February 26, 2025	February 28, 2025	March 31, 2025	0.190
March 26, 2025	March 31, 2025	April 30, 2025	0.190
			$0.570
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board of Trustees on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Share Repurchase Program
At the discretion of the Board, the Company intends to commence a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares (defined below) that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares. Shareholders that received Initial Shares (shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.
During the three months ended March 31, 2025, approximately 49,319 Common Shares were repurchased.
The following table further summarizes the share repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,207

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

Predecessor
For GIII (the Predecessor), there were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments have been fully drawn.
The following table reflects the distributions declared on the Units for the three months ended March 31, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
			$0.714

(1)Return of capital distribution.
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for three months ended March 31, 2025 and of the Predecessors members' capital per unit resulting from operations for three months ended March 31, 2024:

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted
Numerator for basic & diluted earnings per share (Successor) and per unit (Predecessor):	$18,429	$40,560
Denominator for basic & diluted weighted average share (Successor) and unit (Predecessor):	39,133,013	114,906,527
Basic & diluted earnings per share (Successor) and per unit (Predecessor):	$0.47	$0.35

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2025 and the Predecessor's financial highlights for the three months ended March 31, 2024.

	Successor	Predecessor
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Per share and unit data(1):
Net assets value at the beginning of the period	$25.07	$9.65
Net investment income	0.64	0.28
Net realized and unrealized gains (losses)	(0.17)	0.07
Total net increase	0.47	0.35
Placement fees (3)	—	—
Distributions declared to shareholders and Predecessor's unitholders from net investment income	(0.57)	(0.28)
Return of capital distributions	—	(0.43)
Early repurchase deduction (3)	—	—
Net assets value at the end of period	$24.97	9.29
Total return based on net assets and Predecessor's members' capital(2)	1.89%	3.80%
Shares or Predecessor's Units outstanding at end of period	39,193,289	114,906,527
Average weighted shares or Predecessor's units outstanding for the period	39,133,013	114,906,527
Average net assets and members' capital for the period	$980,592	$1,097,859
Ratio to average net assets and Predecessor's members' capital:
Net investment income(4)	10.44%	11.90%
Total expenses, before waivers/reimbursements (4)	6.99%	9.89%
Total expenses, net of waivers/reimbursements (4)	6.98%	9.89%

Average debt outstanding—Unsecured Notes	$200,000	$275,000
Average debt outstanding—GS Credit Facility	$402,629	$622,724
Asset coverage ratio	252.73%	216.90%
Portfolio turnover	3.96%	0.30%

Capital Commitments	N/A	$1,149,065
Funded Capital Commitments	N/A	$1,149,065
% of Capital Commitments funded	N/A	100.00%

(1)Per share and unit data is based on weighted average share or units outstanding for the respective period (except for distributions declared to shareholders or unitholders, which are based on actual rate per share or unit, respectively). Per share data is relevant for the Company's period of three months ended March 31, 2025 and per unit data is relevant for GIII period of three months ended March 31, 2024. The Company's shares were offered at an initial purchase price of $25.00.
(2)Total return is calculated assuming a purchase at net assets or members' capital per Share or Unit, respectively, on the first day of the year, and a sale at net assets or members' capital per Share or Unit, respectively, on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets or members' capital per Share or Unit, respectively on the last day of the respective quarter. Total return calculation is not annualized.
(3)The per share amount rounds to less than $0.01 per share.
(4)Amounts are annualized except for organizational and offering expenses. For three months ended March 31, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support.

Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
April Subscriptions and Dividend Declarations
The Company received approximately $46.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective April 1, 2025.
On April 22, 2025, the Board declared a distribution of $0.19 per share which is payable on May 31, 2025 to shareholders of record as of April 30, 2025.
GS Credit Facility Amendment
On April 29, 2025, the Company entered into Amendment No. 1 to the Credit Agreement (the "First Amendment"), which amended the Credit Agreement, to, among other things, amend the calculation of the Non-Utilization Fees (as defined in the Credit Amendment) that may be payable by the Company at various points during the term of the GS Credit Facility.
NEWCRED Credit Facility Amendment
On May 12, 2025, the Company entered into a Senior Secured Revolving Credit Agreement (the “RCA”), among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, Sumitomo Mitsui Banking Corporation, JP Morgan Chase Bank, N.A, and State Street bank and trust Company, as the joint lead arrangers, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"). The NEWCRED Credit Facility is structured as a senior secured revolving credit facility with a facility amount of $460.0 million and will mature on May 10, 2030.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2025 (Successor), the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2025 (Successor) and 2024 (Predecessor), and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2024 (Successor), and the related consolidated statements of operations, changes in net assets and cash flows for the period from December 17, 2024 to December 31, 2024 (Successor) (not presented herein), the period from January 1, 2024 to December 16, 2024 (Predecessor) (not presented herein); and in our report dated March 5, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2024 (Successor), is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
May 13, 2025

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Private Credit Fund, including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", "NEWCRED" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including fluctuating interest and inflation rates;
•the uncertainty associated with the imposition of tariffs and or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•the impact of interest rate volatility on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C, or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor;
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Maryland Statutory trust formed on August 19, 2024. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of October 11, 2024 GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
As of March 31, 2025, our top five industry concentrations were software, healthcare, business services, consumer services and financial services.
As of March 31, 2025, our net assets was approximately $978.5 million and our portfolio had a fair value of approximately $1,561.7 million in 86 portfolio companies.

Recent Developments
April Subscriptions and Dividend Declarations
The Company received approximately $46.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective April 1, 2025.
On April 22, 2025, the Board declared a distribution of $0.19 per share which is payable on May 31, 2025 to shareholders of record as of April 30, 2025.
GS Credit Facility Amendment
On April 29, 2025, we entered into Amendment No. 1 to the Credit Agreement (the "First Amendment"), which amended the Credit Agreement, to, among other things, amend the calculation of the Non-Utilization Fees (as defined in the Credit Amendment) that may be payable by the Company at various points during the term of the GS Credit Facility.
NEWCRED Credit Facility Amendment
On May 12, 2025, the Company entered into a Senior Secured Revolving Credit Agreement (the “RCA”), among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, Sumitomo Mitsui Banking Corporation, JP Morgan Chase Bank, N.A, and State Street bank and trust Company, as the joint lead arrangers, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"). The NEWCRED Credit Facility is structured as a senior secured revolving credit facility.

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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of trustees is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2025.

Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2025 and March 31, 2024, the Company recognized PIK interest from investments of $2.3 million and $4.2 million, respectively, and PIK dividends from investments of $2.3 million and $2.7 million, respectively.
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
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of March 31, 2025:

(in millions)	As of March 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,397.3	87.9%	$1,394.4	89.3%
Yellow	157.6	9.9%	137.3	8.8%
Orange	34.1	2.2%	30.0	1.9%
Red	—	—%	—	—
	$1,589.0	100.0%	$1,561.7	100.0%
As of March 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of five portfolio company that had a Yellow Risk Rating and two portfolio companies that had an Orange Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,561.7 million in 86 portfolio companies at March 31, 2025 and approximately $1,495.6 million in 72 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the three months ended March 31, 2025 and March 31, 2024:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Investments in 23 and 12, respectively, new and existing portfolio companies	$128.6	$5.9
Debt repayments in existing portfolio companies	(60.2)	(54.0)
Sales of securities in 1 and 3 portfolio companies, respectively	(1.7)	(21.3)
Change in unrealized appreciation on 22 and 48 portfolio companies, respectively	11.0	16.2
Change in unrealized depreciation on 62 and 45 portfolio companies, respectively	(9.3)	(4.6)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total interest income	$38,368	$56,259
Dividend income	2,339	2,741
Fee income	1,308	466
Total investment income	$42,015	$59,466
Our total investment income decreased by approximately $17.5 million, or 29%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025, total investment income of approximately $42.0 million consisted of approximately $35.3 million in cash interest from investments, approximately $2.3 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $0.8 million, approximately $2.3 million in PIK dividends from investments and approximately $1.3 million in fee income.
The decrease in interest income of approximately $17.9 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower invested balances as a result of repayments received on GIII investments throughout the period ended December 17, 2024. Dividend income decreased by $0.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Fee income during the three months ended March 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to closing fees received, amendment fees received from one portfolio company and upfront fees received from nine portfolio companies.
Operating Expenses

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Management fee	$3,017	$3,145
Less: management fee waiver	(21)	—
Net management fee	$2,996	$3,145
Interest and other financing expenses	9,395	16,865
Incentive fee	3,018	5,730
Administrative expenses	653	702
Professional fees	602	366
Organizational and offering expenses	214	—
Other general and administrative expenses	62	62
Net expenses before expense support and income taxes	16,940	26,870
Less: expense support	(181)	—
Net expenses before income taxes	16,759	26,870
Income tax expense (benefit)	80	121
Net expenses after income taxes	$16,839	$26,991
Our total net operating expenses decreased by approximately $10.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our incentive fee decreased by approximately $2.7 million and our net management fee decreased by approximately $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower invested capital balances as a result of repayments received on GIII investments throughout the period ended December 17, 2024.
Interest and other financing expenses decreased by approximately $7.5 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower average debt outstanding during the period and decreased spread and SOFR rates on our floating rate borrowings on the GS Credit Facility.

Our total professional fees increased by approximately $0.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, as the Predecessor was not in its investment period for the three months ended March 31, 2024 and as such incurring less professional fees . Our other general and administrative expenses remained relatively flat during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Our administrative expenses decreased by approximately $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to lower invested capital balances as a result of repayments received on investments. Income tax expense minimally declined during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Successor	Predecessor
(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net realized gains (losses) on investments	$(8,417)	$(3,285)
Net change in appreciation (depreciation) of investments	1,669	11,608
Benefit (provision) for taxes	1	(238)
Net realized and unrealized (losses) gains	$(6,747)	$8,085
Our net realized losses and unrealized appreciation resulted in a net loss of approximately $6.7 million for the three months ended March 31, 2025 as compared to net realized losses and unrealized appreciation resulting in a net gain of approximately $8.1 million for the three months ended March 31, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2025 was primarily driven by the overall decrease in market prices of our investments during the period. The net gain for the three months ended March 31, 2024 was primarily driven by the overall increase in market prices of our investments during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2025, our asset coverage ratio was 252.7%.
The following table summarizes transactions in shares of Shareholders for the three months ended March 31, 2025:

	Shares	Amount
Subscriptions	47,177	$1,182
Distributions reinvested	170,426	4,270
Share repurchases	(49,319)	(1,231)
Early repurchase deduction	—	24
As of March 31, 2025 and December 31, 2024, our borrowings consisted of the Unsecured Notes and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $105.1 million and $66.7 million, respectively. Our cash provided by (used in) operating activities for the three months ended March 31, 2025 and March 31, 2024, was approximately $53.1 million and $72.7 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $110.2 million and $85.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $3.0 million and $45.5 million, respectively, which could require funding in the future. As of March 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Unsecured Notes (1)	$200.0	$200.0	$—	$—	$—
GS Credit Facility Line (2)	440.7	—	—	440.7	—
Total Contractual Obligations	$640.7	$200.0	$—	$440.7	$—

(1)$127.3 million of the 2021A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased, and $72.7 million of the 2022A Unsecured Notes will mature on July 15, 2025 unless earlier redeemed or repurchased.
(2)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($440.7 million as of March 31, 2025) must be repaid on or before (a) December 17, 2029, or (b) 45 days prior to the expiration of our Term. As of March 31, 2025, there was approximately $209.3 million capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
We have entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to shareholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to shareholders and unitholders of GIII for the three months ended March 31, 2025 and March 31, 2024 were approximately $22.3 million and $82.0 million, respectively.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For three months ended March 31, 2025, approximately $0.3 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2025, approximately $0.3 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarter of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. For three months ended on March 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of March 31, 2025, 94.6% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 5.4% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and Prime rate

The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2025. Interest expense is calculated based on the terms of our outstanding credit facility and Unsecured Notes. For our borrowings, we use the outstanding balance as of March 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(16.16)%
-150 Basis Points	(12.12)%
-100 Basis Points	(8.08)%
-50 Basis Points	(4.04)%
+50 Basis Points	4.04%
+100 Basis Points	8.08%
+150 Basis Points	12.12%
+200 Basis Points	16.16%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2025. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, Shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)     Item 1.01. Entry into a Material Definitive Agreement.

On May 12, 2025, the Company entered into a Senior Secured Revolving Credit Agreement (the “RCA”), among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, Sumitomo Mitsui Banking Corporation, JP Morgan Chase Bank, N.A, and State Street bank and trust Company, as the joint lead arrangers, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"). The NEWCRED Credit Facility is structured as a senior secured revolving credit facility.
The NEWCRED Credit Facility has a facility amount of $460.0 million and will mature on May 10, 2030.
The foregoing description of the NEWCRED Credit Facility is qualified in its entirety by reference to a copy of the RCA, which is filed as an exhibit to this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.
Item 2.03. Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The disclosure set forth above under Item 1.01 is incorporated by reference herein
(b)     None.

(c)     For the period covered by this Quarterly Report on Form 10-Q, no trustee or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 11, 2024, by and among New Mountain Private Credit Fund, New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers, L.L.C. (for the limited purposes set forth therein) (4)

3.1	Fourth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of June 28, 2023(3)
3.2	Fifth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of November 5, 2024(5)
3.3	Amended and Restated Declaration of Trust of New Mountain Private Credit Fund, dated as of November 22, 2024 (6)
3.4	Certificate of Formation of New Mountain Private Credit Fund(2)
4.1	Form of Subscription Agreement for New Mountain Guardian III BDC, L.L.C.(1)
4.2	Form of Subscription Agreement for New Mountain Private Credit Fund (7)
10.1
First Amendment to the First Amended and Restated Credit Agreement by and among New Mountain Private Credit Fund SPV I, L.L.C., as borrower, various lenders, Goldman Sachs Bank USA, Syndication Agent and Calculation Agent, GS ASL LLC, as Administrative Agent, Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator*

10.2
Senior Secured Revolving Credit Agreement, dated as of May 12, 2025, among New Mountain Private Credit Fund, as Borrower, the Lenders and Issuing Banks Party Hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on June 29, 2023.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on October 16, 2024
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on November 6, 2024.
(6)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.

(7)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer