Form 10-Q
period 2025-06-30
New Mountain Private Credit Fund
filed 2025-08-12
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56072	New Mountain Private Credit Fund 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Maryland	99-6860731
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
_________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interests outstanding as of August 12, 2025 was 42,015,372. As of June 30, 2025, there was no established public market for the registrant's limited liability company common shares of beneficial interests.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of June 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations of Successor for the three and six months ended June 30, 2025 (unaudited) and the Predecessor for three and six months ended June 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Net Assets of Successor for the three and six months ended June 30, 2025 (unaudited) and Predecessor's Members' Capital for the three and six months ended June 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows of Successor for the six months ended (unaudited) June 30, 2025 and Predecessor for the six months ended June 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of June 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	23
	Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund (unaudited)	36
	Report of Independent Registered Public Accounting Firm	61

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4.	Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	78
Item 1A.	Risk Factors	78
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	79
Item 4.	Mine Safety Disclosures	79
Item 5.	Other Information	79
Item 6.	Exhibits	80
	Signatures	81

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Non-controlled/non-affiliated investments at fair value (cost of $1,547,646 and $1,524,545, respectively)	$1,502,908	$1,495,564
Cash and cash equivalents	62,192	66,683
Interest and dividend receivable	12,090	8,772
Receivable from unsettled securities sold	4,515	—
Deferred tax asset	6	7
Receivable from affiliate	—	7
Other assets	16,721	441
Total assets	$1,598,432	$1,571,474
Liabilities
Borrowings
GS Credit Facility	$456,000	$374,707
NEWCRED Credit Facility	81,000	—
Unsecured Notes	—	200,000
Deferred financing costs (net of accumulated amortization of $4,379 and $12,133, respectively)	(10,012)	(7,148)
Net borrowings	526,988	567,559
Payable for unsettled securities purchased	17,938	19,036
Subscriptions received in advance	12,482	—
Distribution payable	7,904	—
Interest payable	7,192	4,560
Incentive Fee Payable	3,482	496
Management fee payable	3,126	492
Payable to affiliate	385	—
Payable for share repurchases	353	—
Other liabilities	1,852	1,151
Total liabilities	581,702	593,294
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (41,415,942 and 39,025,005) shares issued and outstanding, respectively	41	39
Additional Paid in Capital	1,054,767	995,040
Accumulated Retained earnings	(38,078)	(16,899)
Total net assets	$1,016,730	$978,180
Total liabilities and net assets	$1,598,432	$1,571,474
Net Assets per share	$24.55	$25.07
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares or units and per share or per unit data)
(unaudited)

	Successor		Predecessor
	Three months ended June 30, 2025	Six Months Ended June 30, 2025	Three months ended June 30, 2024	Six Months ended June 30, 2024
Investment income
Interest income (excluding Payment-in-kind ("PIK") interest income)	$36,896	$73,012	$49,137	$101,158
PIK interest income	2,435	4,687	3,590	7,828
Dividend income	2,172	4,511	2,287	5,028
Fee income	677	1,985	155	621
Total investment income	42,180	84,195	55,169	114,635
Expenses
Interest and other financing expenses	9,582	18,977	17,331	34,196
Incentive fee	3,482	6,500	5,107	10,837
Management fee	3,145	6,162	2,693	5,838
Administrative expenses	905	1,558	627	1,329
Professional fees	555	1,157	313	679
Organizational and offering expenses	167	381	—	—
Other general and administrative expenses	85	147	57	119
Total expenses	17,921	34,882	26,128	52,998
Less: management fees waived (See Note 5)	(19)	(40)	(168)	(168)
Recoupment of expense support	210	210	—	—
Less: expense support	(152)	(333)	—	—
Net expenses	17,960	34,719	25,960	52,830
Net investment income before income taxes	24,220	49,476	29,209	61,805
Income tax expense	4	84	266	387
Net investment income	24,216	49,392	28,943	61,418
Net realized gains (losses) on investments	(553)	(8,970)	(12,531)	(15,816)
Net change in unrealized appreciation (depreciation) of investments	(17,408)	(15,739)	9,511	21,119
Benefit (provision) for taxes	(1)	—	92	(146)
Net realized and unrealized gains (losses)	(17,962)	(24,709)	(2,928)	5,157
Net increase in net assets (Successor) and members' capital (Predecessor from operations	$6,254	$24,683	$26,015	$66,575
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted	$0.15	$0.61	$0.23	$0.58
Weighted average common shares (Successor) and common units (Predecessor) outstanding - basic & diluted (See Note 10)	41,257,397	40,201,073	114,906,527	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and units)
(unaudited)

	Successor		Predecessor
	Three Months Ended June 30, 2025	Six Months ended June 30, 2025	Three Months Ended June 30, 2024	Six Months ended June 30, 2024
Increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from operations:
Net investment income	$24,216	$49,392	$28,943	61,418
Net realized gains (losses) on investments	(553)	(8,970)	(12,531)	(15,816)
Net change in unrealized appreciation (depreciation) of investments	(17,408)	(15,739)	9,511	21,119
Benefit (provision) for taxes	(1)	—	92	(146)
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	6,254	24,683	26,015	66,575
Capital transactions
Subscriptions	49,265	50,447	—	—
Return of capital distributions	—	—	(144,897)	(194,882)
Reinvestment of distributions	6,584	10,854	—	—
Repurchased shares, net of early repurchase deduction	(364)	(1,571)	—	—
Placement fees	(19)	(40)	—	—
Distributions declared to shareholders or Predecessor's unitholders from net investment income	(23,517)	(45,823)	(28,612)	(60,671)
Total net increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from capital transactions	31,949	13,867	(173,509)	(255,553)
Net increase (decrease) in net assets (Successor) and members' capital (Predecessor)	38,203	38,550	(147,494)	(188,978)
Net assets (Successor) and members' capital (Predecessor) at the beginning of the period	978,527	978,180	1,067,267	1,108,751
Net assets (Successor) and members' capital (Predecessor) at the end of the period	$1,016,730	1,016,730	$919,773	919,773

Capital Activity
Shares Issued	2,237,782	2,455,384	—	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash flows from operating activities
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	$24,683	$66,575
Adjustments to reconcile net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	8,970	15,816
Net change in unrealized (appreciation) depreciation of investments	15,739	(21,119)
Amortization of purchase discount	(1,946)	(2,507)
Amortization of deferred financing costs	1,114	2,224
Non-cash investment income	(7,835)	(11,789)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(209,884)	(14,796)
Proceeds from sales and paydowns of investments	192,435	416,570
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	81	—
Cash paid on drawn revolvers	(11,050)	(22,218)
Cash repayments on drawn revolvers	6,146	21,898
Receivable from unsettled securities sold	(4,515)	—
Interest and dividend receivable	(3,318)	241
Receivable from affiliate	7	—
Deferred tax asset	—	146
Other assets	(16,280)	115
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(1,098)	—
Incentive fee payable	2,986	(906)
Management fee payable	2,634	(99)
Interest payable	2,632	7,832
Payable to affiliates	337	(331)
Other liabilities	495	(157)
Net cash flows provided by (used in) operating activities	2,333	457,495
Cash flows from financing activities
Distributions from net investment income	(27,065)	(67,565)
Subscriptions received in advance	12,482	—
Repurchased Shares, net of early repurchase deduction	(1,170)	—
Return of capital distributions	—	(194,882)
Net proceeds from issuance of shares and Predecessor's common units	50,447	—
Repayment of Unsecured Notes	(200,000)	(49,929)
Proceeds from NewCred Credit Facility	81,000	—
Proceeds from GS Credit Facility	276,000	204,475
Repayment of GS Credit Facility	(194,707)	(230,543)
Placement fees paid	(40)	—
Deferred financing costs paid	(3,771)	(10)
Net cash flows (used in) provided by financing activities	(6,824)	(338,454)
Net increase (decrease) in cash and cash equivalents	(4,491)	119,041
Cash and cash equivalents at the beginning of the period	66,683	69,873
Cash and cash equivalents at the end of the period	$62,192	$188,914

Supplemental disclosure of cash flow information
Cash interest paid	$14,815	$23,779
Income taxes (refunded)/paid	167	52
Non-cash operating activities:
Non-cash activity on investments	$36,840	$6,302
Non-cash financing activities:
Distributions declared and payable	$7,904	$28,612
Reinvestment of distributions	10,854	—
Share repurchases accrued but not yet paid	353	—
Accrual for early repurchase penalty	11	—
Accrual for deferred credit facility costs	207	25
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.68%	12/2021	12/2027	$19,868	$19,784	$19,868
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.68%	12/2021	12/2027	19,674	19,580	19,674
	Subordinated(4)	FIXED(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	14,291	14,191	14,110
								53,833	53,555	53,652	5.28%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.80%	05/2022	05/2029	48,505	48,203	48,021	4.72%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.99%	12/2021	12/2028	47,800	47,523	47,800	4.70%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.55%	02/2020	05/2028	43,755	43,673	43,536
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.55%	02/2020	05/2028	175	185	174
								43,930	43,858	43,710	4.30%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.90%	12/2021	12/2028	48,054	47,835	40,495
	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.90%	12/2021	12/2028	2,498	2,494	2,105
								50,552	50,329	42,600	4.19%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.93%	09/2021	09/2028	41,549	41,328	41,549	4.09%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.82%	06/2022	06/2029	40,983	40,723	40,983	4.03%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	08/2021	10/2028	29,392	29,344	29,392
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,372	4,337	4,372
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.32%	01/2022	10/2028	3,012	2,996	3,012
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	01/2022	10/2028	2,020	2,010	2,020
								38,796	38,687	38,796	3.82%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.28%	09/2021	09/2028	38,450	38,243	38,450	3.78%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.73%	11/2021	11/2027	41,712	41,570	29,211
	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.73%	11/2021	11/2027	3,635	3,623	2,545
	First Lien(4)	SOFR(Q)	+	6.75%	11.22%	11/2021	05/2027	3,614	3,604	2,531
								48,961	48,797	34,287	3.37%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.14%	10/2021	10/2028	19,328	19,223	18,949
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.14%	12/2021	10/2028	14,005	13,928	13,731
								33,333	33,151	32,680	3.21%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.03%	08/2022	08/2028	$28,496	$28,370	$27,792
	First Lien(4)	SOFR(Q)	+	6.25%	10.53%	10/2022	08/2028	4,508	4,484	4,397
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.03%	08/2022	08/2028	378	385	370
								33,382	33,239	32,559	3.20%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2028	27,940	27,793	27,203
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2028	2,941	2,937	2,863
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.15%	08/2021	08/2027	2,292	2,283	2,231
								33,173	33,013	32,297	3.18%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.00%	10.30%	11/2021	11/2028	28,383	28,267	28,383
	First Lien(4)	SOFR(Q)	+	6.00%	10.30%	03/2022	11/2028	3,890	3,873	3,890
								32,273	32,140	32,273	3.17%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.73%	05/2022	09/2027	31,679	31,535	31,679
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.72%	05/2022	09/2027	465	471	465
								32,144	32,006	32,144	3.17%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	29,732	29,582	29,732
	First Lien(4)	SOFR(Q)	+	5.50%	9.91%	06/2022	10/2028	1,000	999	1,000
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2027	732	742	732
	First Lien(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	348	348	348
	First Lien(4)	SOFR(Q)	+	5.50%	9.90%	10/2021	10/2028	81	74	81
								31,893	31,745	31,893	3.14%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.90%	07/2022	07/2029	19,764	19,598	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.18%	07/2021	07/2028	8,897	8,862	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.18%	07/2022	07/2028	1,540	1,531	1,540
								30,201	29,991	30,201	2.97%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.06%	08/2019	09/2026	25,455	25,420	22,273
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.06%	09/2021	09/2026	6,018	6,015	5,265
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.06%	08/2019	09/2026	2,274	2,272	1,990
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.06%	02/2022	09/2026	390	390	341
								34,137	34,097	29,869	2.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.58%	02/2025	02/2030	$21,064	$21,064	$21,064
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	12.33%	02/2025	02/2030	7,142	7,142	7,142
	First Lien(4)	SOFR(Q)	+	5.25%	9.58%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%	9.58%	02/2025	02/2030	115	115	115
								28,494	28,494	28,494	2.80%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.77%	01/2025	01/2031	27,167	26,910	26,895	2.65%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.90%	12/2021	12/2027	23,795	23,740	23,795
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	12/2021	12/2027	2,926	2,925	2,926
								26,721	26,665	26,721	2.63%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.80%	09/2021	09/2028	26,333	26,185	26,070
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.80%	09/2021	09/2028	594	599	588
								26,927	26,784	26,658	2.62%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	14,475	14,400	14,475
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	4,859	4,834	4,859
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.45%	12/2021	12/2029	4,828	4,803	4,828
								24,162	24,037	24,162	2.38%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.17%	06/2022	06/2028	20,611	20,611	20,427
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.18%	02/2025	06/2028	2,771	2,752	2,746
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.75%	10.13%	06/2022	06/2028	99	99	98
								23,481	23,462	23,271	2.29%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.04%	08/2021	08/2029	19,706	19,657	19,706
	First Lien	SOFR(Q)	+	3.75%	8.29%	05/2025	08/2028	3,300	3,025	3,017
								23,006	22,682	22,723	2.23%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.18%	02/2022	02/2028	18,409	18,324	18,409
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.18%	02/2022	02/2028	1,843	1,843	1,843
								20,252	20,167	20,252	1.99%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	10/2021	10/2028	17,300	17,206	17,300
	First Lien(4)	SOFR(M)	+	4.75%	9.08%	10/2021	10/2028	1,458	1,452	1,458
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	10/2021	10/2028	87	87	87
								18,845	18,745	18,845	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.68%	09/2021	09/2027	18,782	18,700	18,782	1.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.52%	03/2021	03/2028	$11,101	$11,025	$11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.67%	04/2025	03/2028	4,706	4,685	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.56%	03/2021	03/2028	2,302	2,298	2,302
								18,109	18,008	18,109	1.78%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.83%	05/2021	05/2029	16,848	16,768	16,848	1.66%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.13%	05/2021	11/2027	18,882	18,882	14,303	1.41%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.81%	12/2021	08/2027	8,556	8,535	8,556
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.80%	12/2021	08/2027	5,514	5,502	5,514
								14,070	14,037	14,070	1.38%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	02/2025	12/2031	13,908	13,774	13,769	1.35%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.43%	08/2021	08/2028	10,828	10,773	9,745
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.43%	08/2021	08/2028	2,079	2,060	1,871
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.43%	08/2021	08/2028	1,919	1,914	1,728
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.93%	08/2021	08/2027	252	248	227
								15,078	14,995	13,571	1.33%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.82%	12/2024	01/2031	12,592	12,532	12,530	1.23%
Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.54%	12/2020	12/2028	12,500	12,448	12,500	1.23%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.19%	03/2021	03/2029	12,188	12,170	12,146	1.19%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.70%	03/2021	04/2028	9,256	9,224	8,426
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.70%	02/2022	04/2028	2,047	2,042	1,863
	First Lien(4)	SOFR(Q)	+	6.41%	10.70%	03/2021	04/2028	1,551	1,546	1,412
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.80%	12/2022	04/2028	487	483	445
								13,341	13,295	12,146	1.19%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.05%	01/2020	02/2027	7,985	7,973	7,985
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.05%	03/2021	02/2027	3,539	3,536	3,539
								11,524	11,509	11,524	1.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	01/2022	12/2027	$4,998	$4,977	$4,998
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	01/2022	12/2027	4,966	4,942	4,966
	First Lien(4)	SOFR(M)	+	4.75%	9.08%	01/2022	12/2027	1,503	1,495	1,503
								11,467	11,414	11,467	1.13%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.06%	06/2021	06/2028	11,431	11,363	11,103
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	3.75%	8.44%	06/2021	06/2026	145	147	141
	First Lien(4)	SOFR(Q)	+	5.50%	10.04%	06/2021	06/2028	82	81	80
								11,658	11,591	11,324	1.11%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.18%	03/2021	03/2029	12,505	12,479	11,067	1.09%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	6.00%	10.32%	05/2025	05/2030	11,097	11,015	11,013	1.08%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	12/2021	12/2028	6,885	6,844	6,885
	First Lien(4)	SOFR(M)	+	4.75%	9.08%	12/2021	12/2028	2,700	2,688	2,700
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	12/2021	12/2028	770	766	770
								10,355	10,298	10,355	1.02%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.18%	08/2021	10/2030	10,289	10,237	10,289	1.01%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.97%	02/2022	02/2028	7,883	7,864	7,791
	First Lien(4)	SOFR(S)	+	5.50%	9.97%	02/2022	02/2028	2,194	2,192	2,168
	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.97%	02/2022	02/2028	288	288	285
								10,365	10,344	10,244	1.01%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.18%	04/2021	05/2029	10,200	10,183	10,200	1.00%
Michael Baker International, LLC
Business Services	First Lien	SOFR(M)	+	4.00%	8.28%	01/2025	12/2028	9,950	9,950	10,000	0.98%
CommerceHub, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	6.25%	10.51%	01/2025	12/2027	9,949	9,927	9,949	0.98%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.43%	06/2021	06/2028	7,449	7,410	7,449
	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.43%	06/2021	06/2028	2,498	2,486	2,498
								9,947	9,896	9,947	0.98%
Wrench Group LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	+	4.00%	8.56%	01/2025	10/2028	9,955	9,680	9,935	0.98%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	01/2025	01/2032	9,851	9,804	9,802	0.96%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(Q)	+	5.25%	9.63%	01/2025	04/2029	9,949	9,850	9,797	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.05%	07/2021	07/2027	$8,537	$8,500	$8,537
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2026	1,078	1,076	1,078
								9,615	9,576	9,615	0.95%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.80%	03/2022	04/2029	9,100	9,058	9,100
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.80%	03/2022	04/2029	135	135	135
								9,235	9,193	9,235	0.91%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.80%	02/2025	03/2032	9,338	9,293	9,181	0.90%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.88%	10/2021	10/2028	8,372	8,326	7,978
	First Lien(4)	SOFR(Q)	+	5.50%	9.81%	10/2021	10/2028	959	954	913
								9,331	9,280	8,891	0.87%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	04/2025	04/2032	8,624	8,593	8,593	0.85%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.68%	12/2021	11/2028	8,248	8,213	8,098
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.25%	9.67%	12/2021	11/2027	383	383	376
								8,631	8,596	8,474	0.83%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.13%	02/2022	12/2028	7,764	7,740	7,583
	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.18%	06/2023	12/2028	898	888	877
								8,662	8,628	8,460	0.83%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.28%	01/2025	02/2032	7,931	7,912	7,911
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.81%	01/2025	02/2032	272	272	272
								8,203	8,184	8,183	0.80%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.93%	12/2021	12/2028	6,833	6,813	6,833
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.93%	12/2021	12/2028	691	690	691
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.50%	9.93%	12/2021	12/2027	56	58	56
								7,580	7,561	7,580	0.75%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	7,363	7,345	7,345
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.30%	03/2025	03/2032	170	169	169
								7,533	7,514	7,514	0.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.08%	09/2021	09/2027	$6,799	$6,785	$6,799
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	11.25%	09/2021	09/2027	192	193	192
								6,991	6,978	6,991	0.69%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)	SOFR(M)	+	4.50%	8.83%	05/2025	06/2031	6,984	6,949	6,949	0.68%
eResearchTechnology, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	5,562	5,508	5,506
	First Lien(4)	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	924	917	914
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	9.08%	03/2025	01/2032	147	141	145
								6,633	6,566	6,565	0.65%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	9.28%	04/2025	06/2028	6,439	6,398	6,488	0.64%
Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.83%	04/2021	04/2027	5,920	5,904	5,920
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	04/2021	04/2027	309	310	309
								6,229	6,214	6,229	0.61%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.83%	05/2025	05/2032	5,843	5,814	5,813	0.57%
Ambrosia Holdco Corp (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	2.00%+3.25%/PIK	9.58%	01/2024	06/2029	5,816	5,816	4,907
	Subordinated(2)(4)	FIXED(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	190	190	190
								6,006	6,006	5,097	0.50%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	9.04%	12/2024	08/2028	4,250	4,225	4,250	0.42%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	11.19%	05/2021	05/2029	6,000	5,977	3,615
	First Lien	SOFR(M)	+	4.00%	8.44%	05/2025	05/2028	486	348	379
								6,486	6,325	3,994	0.39%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.43%	08/2021	10/2029	4,006	4,000	3,648	0.36%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.02%	05/2025	07/2031	3,449	3,423	3,440	0.34%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.05%	04/2025	12/2030	2,210	2,199	2,210
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.07%	04/2025	12/2030	167	165	167
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.05%	04/2025	12/2030	18	17	18
								2,395	2,381	2,395	0.24%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	9.22%	05/2021	05/2027	2,285	2,275	2,285	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.05%	12/2024	12/2028	$2,278	$2,268	$2,255	0.22%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.83%	12/2021	02/2028	1,711	1,709	1,711	0.18%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.58%	02/2021	02/2029	1,865	1,862	1,648	0.17%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.55%	02/2025	11/2030	1,378	1,372	1,378	0.15%
DT1 Midco Corp.
Business Services	First Lien	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	1,348	1,342	1,342
	First Lien(5) - Drawn	SOFR(M)	+	5.00%	9.32%	06/2025	12/2031	32	32	32
								1,380	1,374	1,374	0.14%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.05%	06/2025	08/2031	531	529	529	0.06%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.78%	03/2025	02/2031	250	250	250	0.03%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.02%
Total Funded Debt Investments - United States								$1,422,525	$1,415,771	$1,376,562	135.44%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.69%	10/2019	10/2027	$22,500	$22,437	$22,500	2.21%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	9.07%	05/2025	06/2032	8,406	8,114	8,123	0.80%
Total Funded Debt Investments - United Kingdom								$30,906	$30,551	$30,623	3.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	$10,151	$10,151	$10,100
	First Lien	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	556	556	556
								$10,707	$10,707	$10,656	1.05%
Total Funded Debt Investments - Jersey								$10,707	$10,707	$10,656	1.05%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	9.32%	06/2025	12/2029	$3,098	$3,091	$3,090	0.30%
Total Funded Debt Investments - Australia								$3,098	$3,091	$3,090	0.30%
Total Funded Debt Investments								$1,467,236	$1,460,120	$1,420,931	139.80%
Equity - United States
Dealer Tire Holdings, LLC (13)
Distribution & Logistics	Preferred shares (4)	Fixed(A)*		7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$41,459	4.08%
ACI Parent Inc. (8)
Healthcare	Preferred shares (4)	Fixed(Q)*		11.75%/PIK	11.75%	08/2021	—	12,500	19,542	14,751	1.45%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred shares (4)	SOFR(S)*		10.75%/PIK	14.89%	06/2022	—	5,709	8,460	8,515	0.84%
KWOR Intermediate I, Inc. (12)
Business Services	Preferred shares (4)	SOFR(Q)*		8.00%/PIK	12.33%	02/2025	—	4,621	4,812	4,812
	Class A-1 common Stock (4)	—		—	—	02/2025	—	4,321	4,494	3,533
								8,942	$9,306	$8,345	0.82%
Diligent Preferred Issuer, Inc. (14)
Software	Preferred shares (4)	Fixed(S)*		10.50%/PIK	10.50%	04/2021	—	5,000	7,456	7,138	0.70%
Firebird Co-Invest L.P. (7)
Business Services	LP Interest (4)	—		—	—	01/2025	—	16,415	1,642	1,642	0.16%
Ambrosia Holdco Corp (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	55,984	596	345
	Class A-1 common units (4)	—		—	—	01/2024	—	19,197	204	119
								75,181	800	464	0.05%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$87,796	$82,314	8.10%
Total Shares									$87,796	$82,314	8.10%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—	—	—	06/2024	06/2029	68,568	$90	$135	0.01%
Total Warrants - United States								$90	$135	0.01%
Total Funded Investments								$1,548,006	$1,503,380	147.91%

Unfunded Debt Investments - United States
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	$4,603	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
							8,072	—	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(10)	—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(6)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2025	643	—	—	—%
Calabrio, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
Daxko Acquisition Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(5)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	854	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,325	(13)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,196	(22)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	$1,854	$(3)	$—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(14)	—	—%
Ministry Brands Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	620	(3)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(10)	—	—%
OEConnection LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(16)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	5,571	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	315	(2)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(7)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	320	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	463	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,630	(12)	—
							3,093	(12)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	4,637	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(11)	—
							7,021	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	$174	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	140	—	—
							314	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(7)	(2)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	796	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	626	(2)	(2)
							1,422	(2)	(4)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
							2,697	(4)	(4)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	2,683	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	(4)
							3,865	(4)	(4)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	134	(2)	(4)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	341	(3)	(6)	(0.00)%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,187	(14)	(11)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(10)	(11)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	1,245	(12)	(12)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,300	(13)	(13)	(0.00)%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	37,846	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,623	(13)	(13)
							40,469	(13)	(13)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

eResearchTechnology, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	03/2025	10/2031	$525	$(5)	$(5)
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	01/2027	903	—	(9)
							1,428	(5)	(14)	(0.00)%

Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,362	—	(11)
							5,752	(3)	(14)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(3)	(14)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,878	—	(17)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	982	(5)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	3,020	(4)	(15)
							4,002	(9)	(20)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
							5,136	(3)	(25)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(6)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(21)
							5,336	(6)	(27)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(26)	(28)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(5) - Undrawn	—	—	—	06/2025	12/2026	6,293	(31)	(31)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(20)	(42)	(0.00)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,144	(19)	(53)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	893	—	(89)	(0.01)%
Total Unfunded Debt Investments - United States							$157,187	$(359)	$(472)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2028	$325	$(1)	$—	—%
Total Unfunded Debt Investments - Australia							$325	$(1)	$—	—%
Total Unfunded Debt Investments							$157,512	$(360)	$(472)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,547,646	$1,502,908	147.86%

(1)New Mountain Private Credit Fund (the "Company") generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"). These investments are generally subject to certain limitations on resale, and may be deemed to be "restricted securities" under the Securities Act.
(2)Investment is held by New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV")
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, NEWCRED SPV, as the Borrower, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2025.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $19,666.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,515.
(10)The Company holds class A-1 common units in Ambrosia Holdco Corp., and a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Holdco Corp.
(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and class A-2 common units in Pioneer Topco I, L.P.
(12)The Company holds preferred equity, class A-1 common stock, and subordinated notes of KWOR Intermediate I, Inc., and three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination.As of June 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $4,812.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $45,301.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,519.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(in thousands, except shares)
(unaudited)

**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2025, 2.78% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2025
(unaudited)

June 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	83.92%
Second lien	7.56%
Subordinated	3.03%
Equity and other	5.49%
Total investments	100.00%

June 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	36.47%
Business Services	19.95%
Healthcare	19.09%
Consumer Services	6.95%
Financial Services	5.21%
Distribution & Logistics	3.86%
Consumer Products	2.28%
Education	2.16%
Packaging	2.12%
Food & Beverage	0.73%
Specialty Chemicals & Materials	0.64%
Business Products	0.54%
Total investments	100.00%

June 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.52%
Fixed rates	5.48%
Total investments	100.00%
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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.57%	09/2021	09/2028	$38,643	$38,408	$38,643	3.95%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2028	39,885	39,693	32,267
	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2027	5,653	5,630	4,573
								45,538	45,323	36,840	3.77%
Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	32,329	32,093	32,329
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	2,464	2,445	2,464
								34,793	34,538	34,793	3.56%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	28,496	28,353	28,282
	First Lien(4)	SOFR(Q)	+	6.25%	10.88%	10/2022	08/2028	4,508	4,481	4,474
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	505	509	500
								33,509	33,343	33,256	3.40%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	28,086	27,917	27,715
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	2,956	2,951	2,917
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.20%	08/2021	08/2027	2,292	2,281	2,262
								33,334	33,149	32,894	3.36%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	10/2021	10/2028	19,378	19,259	18,942
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	12/2021	10/2028	14,042	13,954	13,726
								33,420	33,213	32,668	3.34%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	11/2021	11/2028	28,383	28,252	28,383
	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	03/2022	11/2028	3,890	3,871	3,890
								32,273	32,123	32,273	3.30%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	31,842	31,669	31,842	3.26%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	29,885	29,715	29,885
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.30%	10/2021	10/2027	1,025	1,030	1,025
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	350	345	350
	First Lien(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	82	75	82
								31,342	31,165	31,342	3.20%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	$25,292	$25,245	$22,763
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	09/2021	09/2026	5,970	5,966	5,373
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	2,259	2,256	2,033
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	02/2022	09/2026	388	387	349
								33,909	33,854	30,518	3.12%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	19,764	19,582	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2021	07/2028	8,897	8,858	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	1,548	1,538	1,548
								30,209	29,978	30,209	3.09%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	17,342	17,244	17,342
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,821	5,789	5,821
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,784	5,752	5,784
								28,947	28,785	28,947	2.96%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	26,269	26,132	26,269
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	399	400	399
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	308	305	308
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	98	98	98
								27,074	26,935	27,074	2.77%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.83%	09/2021	09/2028	26,481	26,313	26,217
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.82%	09/2021	09/2028	158	166	157
								26,639	26,479	26,374	2.70%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	23,918	23,852	23,918
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	855	854	855
								24,773	24,706	24,773	2.53%
Avalara, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	21,654	21,461	21,654	2.21%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	20,717	20,717	20,603	2.11%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.48%	02/2022	02/2028	18,409	18,308	18,409
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.47%	02/2022	02/2028	1,504	1,504	1,504
								19,913	19,812	19,913	2.04%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.35%	08/2021	08/2029	$19,705	$19,652	$19,705	2.01%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	17,390	17,283	17,390
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	1,465	1,459	1,465
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	88	87	88
								18,943	18,829	18,943	1.94%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	09/2021	09/2027	18,880	18,781	18,880	1.93%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.47%	03/2021	03/2029	17,607	17,601	17,607	1.80%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	10.91%	04/2021	04/2028	18,136	18,053	16,956	1.73%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.86%	05/2021	05/2029	16,848	16,759	16,779	1.72%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	10,653	10,591	10,340
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	2,045	2,024	1,985
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	1,888	1,883	1,833
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	08/2021	08/2027	114	120	110
								14,700	14,618	14,268	1.46%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.32%	12/2021	08/2027	8,170	8,147	8,170
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.34%	12/2021	08/2027	5,543	5,528	5,543
								13,713	13,675	13,713	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.85%	03/2021	03/2028	11,101	11,013	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.69%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,310	13,403	1.37%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	9,309	9,271	9,073
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	02/2022	04/2028	2,057	2,051	2,005
	First Lien(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	1,559	1,553	1,520
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.83%	12/2022	04/2028	489	485	478
								13,414	13,360	13,076	1.34%
Databricks, Inc.
Software	First Lien	SOFR (Q)	+	4.50%	8.83%	12/2024	01/2031	12,592	12,529	12,529	1.34%
Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.89%	12/2020	12/2028	12,500	12,443	12,500	1.28%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.44%	05/2021	11/2027	18,882	18,882	12,179	1.25%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.22%	03/2021	03/2029	$12,188	$12,168	$12,168	1.24%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	01/2020	02/2027	8,027	8,012	8,027
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	03/2021	02/2027	3,558	3,554	3,558
								11,585	11,566	11,585	1.18%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	5,024	4,999	5,024
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	4,992	4,964	4,992
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	1,511	1,501	1,511
								11,527	11,464	11,527	1.18%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.60%	06/2021	06/2028	11,491	11,413	11,161
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.04%	06/2021	06/2026	162	163	157
	First Lien(4)	SOFR(Q)	+	5.75%	10.66%	06/2021	06/2028	83	82	80
								11,736	11,658	11,398	1.17%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	7,924	7,901	7,924
	First Lien(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	2,205	2,203	2,205
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	290	289	290
								10,419	10,393	10,419	1.07%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	12/2021	12/2028	6,920	6,875	6,920
	First Lien(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	2,714	2,701	2,714
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	774	769	774
								10,408	10,345	10,408	1.06%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	08/2021	10/2030	10,340	10,285	10,340	1.06%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.49%	04/2021	05/2029	10,200	10,182	10,013	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.76%	06/2021	06/2028	7,449	7,405	7,449
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.78%	06/2021	06/2028	2,163	2,153	2,163
								9,612	9,558	9,612	0.98%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,448	8,449
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.11%	07/2021	07/2026	954	953	950
								9,447	9,401	9,399	0.96%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	9,147	9,100	9,147
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	90	91	90
								9,237	9,191	9,237	0.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.19%	10/2021	10/2028	$8,415	$8,364	$8,100
	First Lien(4)	SOFR(Q)	+	5.50%	10.28%	10/2021	10/2028	964	958	928
								9,379	9,322	9,028	0.92%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	11/2028	8,291	8,251	8,243
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	12/2021	11/2027	468	467	465
								8,759	8,718	8,708	0.89%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.81%	02/2022	12/2028	7,804	7,776	7,663
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	542	536	533
								8,346	8,312	8,196	0.84%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	6,868	6,846	6,846
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	694	694	692
								7,562	7,540	7,538	0.77%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.72%	09/2021	09/2027	6,834	6,817	6,834
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.25%	11.75%	09/2021	09/2027	128	129	128
								6,962	6,946	6,962	0.71%

Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	10.01%	04/2021	04/2027	5,949	5,929	5,949
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.02%	04/2021	04/2027	309	310	309
								6,258	6,239	6,258	0.64%
Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	9.59%	01/2024	06/2029	5,711	5,711	4,819
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	179	179	179
								5,890	5,890	4,998	0.50%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(S)	+	7.00%	12.08%	05/2021	05/2027	4,582	4,561	4,582	0.47%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	+	6.75%	11.22%	05/2021	05/2029	6,000	5,974	4,350	0.44%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	4,269	4,241	4,269	0.43%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.46%	08/2021	10/2029	4,006	3,999	3,944	0.39%
Planview Parent, Inc.
Software	Second Lien(2)(3)	SOFR(Q)	+	5.75%	10.08%	12/2024	12/2028	2,278	2,267	2,272	0.22%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.61%	02/2021	02/2029	$1,865	$1,862	$1,851	0.18%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.78%	07/2019	07/2026	1,950	1,947	1,842	0.18%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.84%	12/2021	02/2028	1,720	1,718	1,720	0.17%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,420,281	$1,413,305	$1,385,390	141.63%
Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.72%	10/2019	10/2027	$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments - United Kingdom								$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments								$1,442,781	$1,435,730	$1,407,890	143.93%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$42,352	4.33%
ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	18,444	16,418	1.68%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	9,061	12,453	12,566	1.28%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.10%	04/2021	—	5,000	7,965	7,417	0.76%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,081	6,804	0.70%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.00%/PIK	11.00%	05/2021	—	1,167	1,717	1,686	0.17%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	596	596
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	205	205
								75,181	801	801	0.08%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$89,051	$88,044	9.00%
Total Shares									$89,051	$88,044	9.00%
Warrants - United States
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—	—	—	06/2024	06/2029	68,568	$90	$162	0.02%
Total Warrants - United States								$90	$162	0.02%
Total Funded Investments								$1,524,871	$1,496,096	152.95%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,427	$(12)	$—	—%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(7)	—	—%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(3)	—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Avalara, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(17)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(24)	—	—%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	06/2025	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	—	—%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(6)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	$1,790	$(9)	$—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,439	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,903	(19)	—
							5,342	(19)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(16)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2,362	(5)	—	—%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	1,174	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,357	(9)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(12)	—	—%
OEConnection LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(34)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(19)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	6,000	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2025	$187	$(1)	$—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							547	(4)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	803	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,631	(14)	—
							3,434	(14)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	04/2025	380	(2)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—
							1,107	(5)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(3)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(12)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	255	(2)	(1)	(0.00)%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	117	(2)	(3)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(8)	(6)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	$360	$—	$(6)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(11)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,018	(18)	(15)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,735	(17)	(17)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,030	(10)	(30)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(8)	(147)	(0.02)%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	3,614	(12)	(293)	(0.03)%
Total Unfunded Debt Investments - United States							$85,099	$(326)	$(532)	(0.05)%
Total Unfunded Debt Investments							$85,099	$(326)	$(532)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,524,545	$1,495,564	152.90%
Total Investments								$1,524,545	$1,495,564	152.90%

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
(2)Investment is held by New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV").
(3)Investment is pledged as collateral for the GS Credit Facility, a revolving credit facility among the Company as Collateral Manager, NEWCRED SPV, as the Borrower, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator. See Note 6. Borrowings, for details.
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

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund
June 30, 2025
(in thousands, except for share or unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company" or the "Successor") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for United States federal income tax purposes, and to qualify thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
On December 17, 2024, the Company completed its previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII” or the "Predecessor"). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). The Company's consolidated financial statements are presented as Predecessor for the periods prior to the Merger on December 17, 2024, and as Successor for subsequent periods. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests (the "Units") to the Company prior to the closing in exchange for the Company's common shares of beneficial interest ("Shares"). As a result of the Merger, the Company issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), is a wholly-owned direct subsidiary of the Company, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company.
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
As of June 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, consumer services and financial services.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
The Company values its assets on a monthly basis, or more frequently if required under the 1940 Act. In all cases, the Board is ultimately and solely responsible for determining the fair value of the Company's portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where its portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. The Company's quarterly valuation procedures are set forth in more detail below:
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2025, the

Company recognized PIK interest from investments of $2,435 and $4,687, respectively, and PIK dividends from investments of $2,172 and $4,511, respectively. For the three and six months ended June 30, 2024, the Company recognized PIK interest from investments of $3,590 and $7,828, respectively, and PIK dividends from investments of $2,287 and $5,028, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of June 30, 2025 and December 31, 2024, there were 0 and 1 investments on non-accrual status, respectively.
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. The Company may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by the Company for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
Interest and other financing expenses—Interest and other financing fees are recorded on an accrual basis by the Company. See Note 6. Borrowings, for details.
Organizational and offering expenses—Organizational expenses include costs and expenses incurred in connection with the formation and organization of the Company. Organizational costs are expensed as incurred in the Consolidated Statements of Operations. Offering expenses consist of fees and expenses incurred in connection with the Company's continuous offering. Costs associated with the offering of the Company’s shares are capitalized as deferred offering costs and amortized over a twelve-month period from incurrence on the Consolidated Statements of Operations. Deferred offering costs are included in the Consolidated Statements of Assets and Liabilities until amortized.
Deferred financing costs—The deferred financing costs of the Company consist of capitalized expenses related to the origination and amending of the Company's borrowings. The Company amortizes these costs into expense over the stated life of the related borrowing. See Note 6. Borrowings, for details.
Income taxes—The Company has elected to be treated as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and intends to comply with the requirements to qualify and maintain its status as a RIC annually. As a RIC, the Company is not subject to U.S. federal income tax on the portion of taxable income and gains timely distributed to its shareholders.
To continue to qualify and be subject to tax treatment as a RIC, the Company is required to meet certain income and asset diversification tests in addition to timely distributing at least 90.0% of its investment company taxable income, as defined by the Code. Since U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes.
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
Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and six months ended June 30, 2025 and June 30, 2024:

	Successor		Predecessor
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Deferred income tax (benefit) provision	$1	$—	$(92)	$146
Current income tax (benefit) expense	4	84	266	387
Total income tax (benefit) provision	$5	$84	$174	$533
As of June 30, 2025 and December 31, 2024, the Company had $6 and $7, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2021 through 2024 tax years and forward remain subject to examination by the U.S. federal, state, and local tax authorities.
Distributions—Distributions to the Company's shareholders are recorded on the record date as set by the Board. The Company intends to make sufficient timely distributions to its shareholders to enable the Company to qualify and maintain its status as a RIC. The Company intends to distribute approximately all of its net investment income on a quarterly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
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
GIII's earnings per unit ("EPU") amounts have been computed based on the weighted-average number of Units outstanding for the period. Basic EPU is computed by dividing net increase (decrease) in GIII's members' capital resulting from operations by the weighted average number of Units outstanding during the period of computation. Diluted EPU is computed by dividing net increase (decrease) in GIII's members' capital resulting from operations by the weighted average number of Units assuming all potential Units had been issued, and its related net impact to GIII's members' capital accounted for, and the additional Units were dilutive. Diluted EPU reflects the potential dilution, using the as-if-converted method for convertible debt, which could occur if all potentially dilutive securities were exercised.
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

Note 3. Investments
At June 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,291,864	$1,261,218
Second lien	122,363	113,588
Subordinated	45,458	45,578
Equity and other	87,961	82,524
Total investments	$1,547,646	$1,502,908
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$555,108	$547,907
Business Services	300,646	299,848
Healthcare	309,780	286,928
Consumer Services	103,990	104,467
Financial Services	78,080	78,352
Distribution & Logistics	58,296	57,966
Consumer Products	48,797	34,287
Education	32,532	32,520
Packaging	31,723	31,893
Food & Beverage	11,005	11,002
Specialty Chemicals & Materials	9,575	9,615
Business Products	8,114	8,123
Total investments	$1,547,646	$1,502,908
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,270,528	$1,250,834
Second lien	127,455	119,089
Subordinated	37,346	37,360
Equity and other	89,216	88,281
Total investments	$1,524,545	$1,495,564

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$590,073	$582,562
Healthcare	356,321	344,740
Business Services	252,205	244,350
Consumer Services	92,079	92,297
Financial Services	70,789	71,109
Distribution & Logistics	58,186	59,108
Consumer Products	44,696	40,953
Packaging	31,146	31,342
Education	19,652	19,705
Specialty Chemicals & Materials	9,398	9,398
Total investments	$1,524,545	$1,495,564
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,261,218	$—	$48,797	$1,212,421
Second lien	113,588	—	31,745	81,843
Subordinated	45,578	—	—	45,578
Equity and other	82,524	—	—	82,524
Total investments	$1,502,908	$—	$80,542	$1,422,366
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,250,834	$—	$1,842	$1,248,992
Second lien	119,089	—	46,777	72,312
Subordinated	37,360	—	—	37,360
Equity and other	88,281	—	—	88,281
Total investments	$1,495,564	$—	$48,619	$1,446,945

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2025	$1,496,892	$1,273,379	$85,543	$44,773	$93,197
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(553)	(20)	(608)	—	75
Net change in unrealized appreciation (depreciation) of investments	(17,308)	(12,733)	(847)	49	(3,777)
Purchases, including capitalized PIK and revolver fundings	81,986	79,697	—	756	1,533
Proceeds from sales and paydowns of investments	(131,606)	(118,587)	(4,515)	—	(8,504)
Transfers into Level III (1)	2,270	—	2,270	—	—
Transfers out of Level III (1)	(9,315)	(9,315)	—	—	—
Fair Value, June 30, 2025	$1,422,366	$1,212,421	$81,843	$45,578	$82,524
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(18,232)	$(13,187)	$(846)	$49	$(4,248)

(1)As of June 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2024	$1,920,858	$1,524,092	$257,741	$35,669	$103,356
Total gains or losses included in earnings:
Net realized losses on investments	(12,531)	51	(13,025)	—	443
Net change in unrealized appreciation of investments	10,754	(1,540)	12,707	251	(664)
Purchases, including capitalized PIK and revolver fundings	24,666	22,852	—	500	1,314
Proceeds from sales and paydowns of investments (1)	(354,807)	(237,895)	(94,328)	—	(22,584)
Transfers into Level III (2)	1,922	1,922	—	—	—
Transfers out of Level III (2)	(6,356)	—	(6,356)	—	—
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(2,470)	$(1,515)	$(542)	$251	$(664)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2024	1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(8,970)	(8,510)	(608)	—	148
Net change in unrealized appreciation (depreciation) of investments	(15,826)	(9,475)	(1,981)	133	(4,503)
Purchases, including capitalized PIK and revolver fundings (1)	216,859	195,244	—	8,085	13,530
Proceeds from sales and paydowns of investments (1)	(233,277)	(213,830)	(4,515)	—	(14,932)
Transfers into Level III (2)	16,635	—	16,635	—	—
Fair Value, June 30, 2025	$1,422,366	$1,212,421	$81,843	$45,578	$82,524
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(25,637)	(18,707)	(1,982)	133	(5,081)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor at June 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized losses on investments	(15,782)	(3,200)	(13,025)	—	443
Net change in unrealized appreciation of investments	22,094	4,659	16,826	190	419
Purchases, including capitalized PIK and revolver fundings	55,105	49,270	—	1,150	4,685
Proceeds from sales and paydowns of investments (1)	(437,831)	(298,419)	(116,828)	—	(22,584)
Transfers into Level III (2)	1,938	1,938	—	—	—
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,376	923	795	190	(532)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2025 and June 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

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
Company Performance, Financial Review, and Analysis: Prior to investment, as part of its due diligence process, the Company evaluates the overall performance and financial stability of the portfolio company. Post investment, the Company analyzes each portfolio company's current operating performance and relevant financial trends versus prior year and budgeted results, including, but not limited to, factors affecting its revenue and EBITDA growth, margin trends, liquidity position, covenant compliance and changes to its capital structure. The Company also attempts to identify and subsequently track any developments at the portfolio company within its customer or vendor base, or within the industry or the macroeconomic environment generally, that may alter any material element of its original investment thesis. This analysis is specific to each portfolio company. The Company leverages the knowledge gained from its original due diligence process, augmented by this subsequent monitoring, to continually refine its outlook for each of its portfolio companies and ultimately form the valuation of its investment in each portfolio company. When an external event such as a purchase transaction, public offering or subsequent sale occurs, the Company will consider the pricing indicated by the external event to corroborate the private valuation.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of June 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of June 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2025 were as follows:

				Range
Type	Fair Value as of June 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,200,598	Market & income approach	EBITDA multiple	7.0x	31.0x	12.2x
			Revenue multiple	7.0x	19.5x	10.5x
			Discount rate	6.9%	23.1%	9.4%
	11,823	Other	N/A	N/A	N/A	N/A
Second lien	70,776	Market & income approach	EBITDA multiple	14.0x	20.0x	17.6x
			Discount rate	9.0%	22.0%	11.4%
	11,067	Other	N/A	N/A	N/A	N/A
Subordinated	45,578	Market & income approach	EBITDA multiple	8.0x	24.5x	18.9x
			Discount rate	12.4%	13.3%	12.6%
Equity and other	82,524	Market & income approach	EBITDA multiple	6.0x	19.0x	11.9x
			Revenue multiple	5.0x	9.8x	5.5x
			Discount rate	9.7%	12.4%	10.4%
	$1,422,366

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

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
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The fair value measurements of the GS Credit Facility (as defined below) and the NEWCRED Credit Facility (as defined below) are considered Level III. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$456,000	$461,883	$374,707	$383,298
NEWCRED Credit Facility	81,000	81,184	—	—
Unsecured Notes	—	—	200,000	197,053
Total Borrowings	$537,000	$543,067	$574,707	$580,351
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
Note 5. Agreements and Related Parties
Advisory and Management Agreements
The Company has entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Following approval from the Company's initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's trustees who are not parties to the Investment Advisory Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Although the initial term of the Investment Advisory Agreement would not have expired until November 7, 2026, the Board most recently re-approved the Investment Advisory Agreement on January 29, 2025, at an in-person meeting, for a period of 12 months commencing on March 1, 2025.
GIII entered into the GIII Investment Management Agreement (as defined below) with the Investment Adviser that was effective until December 17, 2024. Under the GIII Investment Management Agreement, the Investment Adviser managed the day-to-day operations of, and provided investment advisory services to GIII. For providing these services, the Investment Adviser received an annual base management fee and incentive fee from GIII.
GIII's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between GIII and the Investment Adviser on June 18, 2019. Following approval from GIII's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by GIII's board of directors, including a majority of the directors who were not considered "interested persons" of the Company, as defined in Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, GIII inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the GIII's board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
On February 16, 2022, GIII's board of directors approved a new investment advisory and management agreement (the "GIII Investment Management Agreement") between GIII and the Investment Adviser. The Prior Investment Management

Agreement and the GIII Investment Management Agreement were identical in all material respects, including the compensation and other terms set forth therein, with the exception of the dates of execution, effectiveness and termination. On March 3, 2022, a majority of the outstanding voting securities of GIII approved the GIII Investment Management Agreement via written consent.
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
Management Fee
NEWCRED Management Fee
Pursuant to the Investment Advisory Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets (as defined below) as of the beginning of the first business day of the applicable month. For purposes of this Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with United States generally accepted accounting principles (“GAAP”). For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets.
GIII Management Fee
Pursuant to the GIII Investment Management Agreement, prior to December 17, 2024, the base management fee was payable quarterly in arrears at an annual rate of 1.15% of the aggregate contributed capital from all GIII unitholders (including any outstanding borrowings under any subscription line drawn in lieu of capital calls) less any return of capital distributions and less any cumulative realized losses since inception (calculated net of any subsequently reversed realized losses and net of any realized gains) as of the last day of the applicable quarter. The base management fee could have been reduced by any voluntary fee waivers made by the Investment Adviser. The management fee could also have been reduced, but not below zero, by any amounts paid by GIII or its subsidiaries to a placement agent, any organizational and offering expenses in excess of the lesser of $2,000 or 0.50% of GIII's aggregate Capital Commitments and any fund expenses in excess of the Specified Expenses Cap (as defined below).
Incentive Fee
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
NEWCRED Incentive Fee on Pre-Incentive Fee Net Investment Income
Pursuant to the Investment Advisory Agreement, the portion based on the Company's income (the "Income Incentive Fee") is based on pre-incentive fee net investment income returns. “Pre-Incentive Fee Net Investment Income Returns” means interest income, dividend income and any other income (including any other than fees such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement (as defined below), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to its Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% (5.0% annualized);

•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 12.5% of its Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter is allocated to the Investment Adviser.
For the three and six months ended June 30, 2025, there were no incentive fees waived by the Company. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
GIII Incentive Fee on Pre-Incentive Fee Net Investment Income
Pursuant to the GIII Investment Management Agreement, the portion based on the GIII's income (the "Income Incentive Fee") was based on pre-incentive fee net investment income ("Pre-Incentive Fee Net Investment Income"). Pre-Incentive Fee Net Investment Income means interest income, dividend income and any fee income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, upfront, diligence and consulting fees or other fees that GIII received from portfolio companies) accrued during the calendar quarter, minus GIII's operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense and distributions paid on any issued and outstanding preferred units, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that GIII had not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
GIII paid the Investment Adviser an incentive fee quarterly in arrears with respect to GIII's Pre-Incentive Fee Net Investment Income in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income in any calendar quarter in which the GIII's Pre-Incentive Fee Net Investment Income did not exceed the hurdle rate of 1.75% (7.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than or equal to a rate of return of 2.059% (8.235% annualized). GIII referred to this portion of GIII's Pre-Incentive Fee Net Investment Income (which exceeds the hurdle rate but is less than 2.059%) as the "catch-up." The "catch-up" was meant to provide the Investment Adviser with approximately 15.0% of GIII's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the GIII's Pre-Incentive Fee Net Investment Income, if any, that exceeded a rate of return of 2.059% (8.235% annualized). This reflected that once the hurdle rate was reached and the catch-up was achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter would have been allocated to the Investment Adviser.
For three and six months ended June 30, 2024, there were there were no incentive fees waived by GIII . The fees that were paid under the GIII Investment Management Agreement for any partial period were appropriately prorated.
NEWCRED Incentive Fee on Capital Gains
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
GIII Incentive Fee on Capital Gains
Pursuant to the GIII Investment Management Agreement, effective for GIII, the second component of the incentive fee was the capital gains incentive fee. GIII paid the Investment Adviser an incentive fee with respect to GIII's cumulative realized capital gains computed net of all realized capital losses and unrealized capital depreciation since inception ("Cumulative Net Realized Gains") based on the waterfall below:
a.First, no incentive fee was payable to the Investment Adviser on Cumulative Net Realized Gains until total return of capital distributions, distributions of net investment income and distributions of net realized capital gains to GIII unitholders was equal to total capital contributions;
b.Second, no incentive was payable to the Investment Adviser on Cumulative Net Realized Gains until GIII paid cumulative distributions equal to an annualized, cumulative internal rate of return of 7.0% on the total contributed capital to GIII calculated from the date that each such amount was due to be contributed to GIII until the date each such distribution is paid;
c.Third, upon a distribution that resulted in cumulative distributions exceeding the amounts in clause (a) and (b) above, an incentive fee on capital gains payable to the Investment Adviser equal to 100.0% of the amount of Cumulative Net Realized Gains until the Investment Adviser has received (together with amounts the Investment Adviser has received under Income Incentive Fees) an amount equal to 15.0% of the sum of (i) the cumulative distributions to GIII unitholders made pursuant to clause (b) above, (ii) Income Incentive Fee paid to the Investment Adviser, and (iii) amounts paid to the Investment Adviser pursuant to this clause (c); and
d.Thereafter, an incentive fee on capital gains equal to 15.0% of additional undistributed Cumulative Net Realized Gains.
Upon termination of GIII, the Investment Adviser was required to return incentive fees to GIII to the extent that: (i) the Investment Adviser had received cumulative incentive fees in excess of 15.0% of the sum of (A) GIII's cumulative distributions other than return of capital contributions and (B) the cumulative incentive fees paid to the Investment Adviser; or (ii) the GIII unitholders had not received a 7.0% cumulative internal rate of return; provided that in no event will such restoration be more than the incentive fees received by the Investment Adviser.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2025 and June 30, 2024.

	Successor		Predecessor
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024
Management fee	$3,145	$6,162	$2,693	$5,838
Less: management fee waiver	(19)	(40)	(168)	(168)
Net management fee	3,126	6,122	2,525	5,670
Incentive fee, excluding accrued incentive fees on capital gains	$3,482	6,500	$5,107	$10,837
For the three and six months ended June 30, 2025 and June 30, 2024, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company or under the GIII Investment Management Agreement by the Predecessor, respectively.

GIII Expense Limitation
Notwithstanding the foregoing for GIII, the Investment Adviser agreed to reduce and/or waive its management fee (the "Specified Expenses Cap") each year such that GIII was not required to pay Specified Expenses (as defined below) in excess of a maximum aggregate amount in any calendar year (prorated for partial years and portions of years for which each applicable prong of the cap) equal to: (1) during the GIII Closing Period, 0.40% of the greater of (A) $750,000 or (B) actual aggregate GIII Capital Commitments as of the end of such calendar year, (2) at the end of the GIII Closing Period until the end of the GIII Investment Period, 0.40% of GIII aggregate committed capital and (3) after the end of the GIII Investment Period, 0.40% of GIII's average Members' Capital for the calendar year. Further, if the actual GIII Capital Commitments of GIII at the end of the GIII Closing Period were less than $750,000, the prong of the Specified Expenses Cap in clause (1) above would have been retroactively adjusted to equal 0.40% of aggregate GIII Capital Commitments at the end of the GIII Closing Period, and the Investment Adviser agreed to further reduce and/or waive its management fee for the year in which the GIII Closing Period ended in an amount equal to the difference between (A) the amount that would have been required to be waived/reimbursed pursuant to clause (1) above as adjusted and (B) the amount previously waived/reimbursed pursuant to clause (1) above. "Specified Expenses" of GIII means all Company Expenses (as defined in the GIII Fourth A&R LLC Agreement) incurred in the operation of GIII with the exception of: (i) the management fee, (ii) any incentive fees, (iii) Organizational and Offering Expenses (as defined in the GIII Fourth A&R LLC Agreement) (which are subject to the Organizational and Offering Expense Cap), (iv) Placement Fees (as defined in the GIII Fourth A&R LLC Agreement), (v) interest on and fees and expenses arising out of all GIII indebtedness and other financing, (vi) costs of any litigation and damages (including the costs of any indemnity or contribution right granted to any placement agent or third-party finder engaged by GIII or its affiliates) and (vii) for the avoidance of doubt, if applicable, any investor level withholding or other taxes.
If the annualized Specified Expenses for a given calendar year were less than the Specified Expenses Cap, the Investment Adviser would have been entitled to reimbursement by GIII of the compensation waived and other expenses borne by the Investment Adviser (the "Reimbursement Amount") on behalf of GIII pursuant to the expense limitation and reimbursement agreement between GIII and the Investment Adviser (the "Expense Limitation and Reimbursement Agreement") during any of the previous thirty-six months, and provided that such amount paid to the Investment Adviser would in no event exceed the total Reimbursement Amount and will not include any amounts previously reimbursed. The Reimbursement Amount plus the annualized Specified Expenses for a given calendar year would not exceed the Specified Expenses Cap. The Investment Adviser could recapture a Specified Expense in any year within the thirty-six month period after the Investment Adviser bore the expense.
The Investment Adviser had entered into agreements with placement agents that provided for ongoing payments from the Investment Adviser based upon the amount of a Company shareholder's subscriptions and of GIII unitholder's Capital Commitment or capital contributions. Neither the Company, GIII, nor the unitholders bore any of the fees paid to placement agents of the Company and GIII, as any such fees paid by the Company and GIII were offset against the management fees.
NEWCRED Expense Support and Conditional Reimbursement Agreement
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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of June 30, 2024, the Adviser has made Expense Payments in the amount of $2,397 for which the Company has made $210 in Reimbursement Payments since inception.
The Company, the Investment Adviser and the Administrator have also entered into a Trademark License Agreement (as amended, the "Trademark License Agreement"), with New Mountain Capital, pursuant to which New Mountain Capital has agreed to grant the Company, the Investment Adviser and the Administrator a non-exclusive, royalty-free license to use the "New Mountain Capital" name. Under the Trademark License Agreement, subject to certain conditions, the Company, the Investment Adviser and the Administrator will have a right to use the "New Mountain Capital" name, for so long as the Investment Adviser or one of its affiliates remains the investment adviser of the Company. Other than with respect to this limited license, the Company, the Investment Adviser and the Administrator will have no legal right to the "New Mountain Capital" name.
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.
Note 6. Borrowings
Unsecured Notes—On August 4, 2021, GIII entered into a Master Note Purchase Agreement (the "Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the Note Purchase Agreement, on August 4, 2021, GIII issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "2021A Tranche A Notes"), and on December 21, 2021, at a second closing, GIII issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "2021A Tranche B Notes" and, together with the 2021A Tranche A Notes, the "2021A Unsecured Notes"). On March 10, 2022, GIII entered into a first supplement (the "Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, GIII issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”). On June 25, 2025, the Company fully repaid $200,000 outstanding on the Unsecured Notes, as well as accrued interest through the repayment date.
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
The 2021A Tranche A Notes and the 2021A Tranche B Notes bore interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The 2022A Unsecured Notes bore interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates were subject to an increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company ceased to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) was less than 1.83 to 1.00.
The Company was obligated to offer to prepay the Unsecured Notes (i) each time the Company received an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the Note Purchase Agreement) and (ii) each time the Company received an aggregate amount of net proceeds, or if the Company was permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the Note Purchase Agreement), in each case that was at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of Unsecured Notes issued under the Note Purchase Agreement and the Supplement.
The Note Purchase Agreement also contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement included certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
The Unsecured Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that was expressly subordinated in right of payment to the Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that was not so subordinated; and effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
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
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2025 and June 30, 2024:

	Successor		Predecessor
	Three Months Ended June 30, 2025 (1)	Six months ended June 30, 2025 (2)	Three Months Ended June 30, 2024	Six months ended June 30, 2024
Interest expense	$1,735	$3,593	$2,421	$4,977
Amortization of financing costs	$169	$317	$374	$572
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.2%	4.1%	4.3%	4.1%
Average debt outstanding	$189,011	$194,475	$260,735	$267,867
(1) Represents the period from April 1, 2025 to June 25, 2025 when the Unsecured Notes were fully redeemed.
(2) Represents the period from January 1, 2025 to June 25, 2025 when the Unsecured Notes were fully redeemed.
As of June 30, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $0 and $200,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of

NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2029, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
Since the amendment on December 17, 2024, in connection with the Merger, the GS Credit Facility bears interest at a rate of SOFR plus 2.20% per annum. Previously, the GS Credit Facility bore interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	Successor		Predecessor
	Three Months Ended June 30, 2025	Six months ended June 30, 2025	Three Months Ended June 30, 2024	Six months ended June 30, 2024
Interest expense	$6,341	$13,048	$13,493	$26,529
Non-usage fee	$498	$808	$171	$376
Amortization of financing costs	$351	$688	$826	$1,652
Weighted average interest rate	6.6%	6.7%	8.3%	8.3%
Effective interest rate	7.5%	7.4%	8.9%	8.9%
Average debt outstanding	$377,435	$389,963	$646,571	$634,647
As of June 30, 2025 and December 31, 2024, the outstanding balance on the GS Credit Facility was $456,000 and $374,707, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
NEWCRED Credit Facility—The Senior Secured Revolving Credit Agreement (together with the related guarantee and security agreement, the "RCA"), dated May 12, 2025, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"), is structured as a senior secured revolving credit facility. The NEWCRED Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NEWCRED Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NEWCRED Credit Facility is May 10, 2030.
As of the amendment and restatement on June 23, 2025, the maximum amount of revolving borrowings available under the NEWCRED Credit Facility was $510,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NEWCRED Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Credit Facility. The NEWCRED Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NEWCRED Credit Facility generally bears interest of 1.90% to 2.00%, depending on the borrowing base, plus benchmark rates. The NEWCRED Credit Facility also charges a 0.375% commitment fee based on the unused facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the three and six months ended June 30, 2025:

	Successor
	Three Months Ended June 30, 2025 (1)	Six months ended June 30, 2025 (1)
Interest expense	$116	$116
Non-usage fee	$237	$237
Amortization of financing costs	$109	$109
Weighted average interest rate	6.4%	6.4%
Effective interest rate	26.2%	26.2%
Average debt outstanding	$12,960	$12,960
(1) Reflects the period from May 12, 2025 to June 30, 2025.
As of June 30, 2025 and December 31, 2024, the outstanding balance on the NEWCRED Credit Facility was $81,000 and $0, respectively.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by the law for investment and other general business purposes. Certain of the Company's lenders may have fixed dollar claims on certain assets that are superior to the claims of the Company's common shareholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its shareholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.
Note 7. Regulation
The Company has elected to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intends to comply with the requirements to continue to qualify and maintain its status as a RIC annually. In order to continue to qualify and be subject to tax treatment as a RIC for U.S. federal income tax purposes, among other things, the Company is generally required to timely distribute to its shareholders at least 90.0% of its investment company taxable income, as defined by the Code, for each year. The Company, among other things, intends to make and will continue to make the requisite timely distributions to its shareholders, and as such, the Company will generally be relieved from U.S. federal, state, and local income taxes (excluding excise taxes which may be imposed under the Code).
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025, the Company had unfunded commitments on revolving credit facilities of $66,006, no outstanding bridge financing commitments, and other future funding commitments of $91,506. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $62,731, no outstanding bridge financing commitments and other future funding commitments of $22,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility and NEWCRED Credit Facility as of June 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $88,811 and $45,520, respectively, which could require funding in the future.

Note 9. Net Assets
Successor
The following table summarizes transactions in Shares for three and six months ended June 30, 2025.

	Three months ended June 30, 2025		Six Months ended June 30, 2025
Common Shares of Beneficial Interests	Shares	Amount	Shares	Amount
Subscriptions	1,973,482	$49,265	2,020,658	$50,447
Distributions Reinvested	264,300	6,583	434,726	10,854
Share Repurchases	(15,128)	(371)	(64,447)	(1,603)
Early repurchase deduction	—	7	—	32
Total increase (decrease)	2,222,654	$55,484	2,390,937	$59,730
The following table reflects the distributions declared on the Shares for the six months ended June 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
April 22, 2025	April 30, 2025	May 30, 2025	0.19
May 23, 2025	May 31, 2025	June 30, 2025	0.19
June 23, 2025	June 30, 2025	July 31, 2025	0.19
			$1.14
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of our distribution reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
Share Repurchase Program
Beginning with the fiscal quarter ended March 31, 2025, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
Under the share repurchase plan, to the extent the Company offers to repurchase shares in any particular quarter, it is expected to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except that shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares (defined below) that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares. Shareholders that received Initial Shares (shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.
During the three and six months ended June 30, 2025, approximately 15,128 and 64,447 Shares were repurchased, respectively.
The following table further summarizes the share repurchases completed during the six months ended June 30, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,206,883
May 30, 2025	15,128	—%	$24.55	June 30, 2025	$363,966

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

Predecessor
For GIII (the Predecessor), there were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments have been fully drawn.
The following table reflects the distributions declared on the Units for the six months ended June 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
April 23, 2024	April 24, 2024	April 30, 2024	0.696	(1)
May 14, 2024	May 17, 2024	May 24, 2024	0.565	(1)
June 25, 2024	June 27, 2024	July 19, 2024	0.249
			$2.224

(1)Return of capital distribution.
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for three and six months ended June 30, 2025 and of the Predecessors members' capital per unit resulting from operations for three and six months ended June 30, 2024:

	Successor		Predecessor
	Three Months Ended June 30, 2025	Six Months ended June 30, 2025	Three Months ended June 30, 2024	Six Months Ended June 30, 2024
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted
Numerator for basic & diluted earnings per share (Successor) and per unit (Predecessor):	$6,254	$24,683	$26,015	$66,575
Denominator for basic & diluted weighted average share (Successor) and unit (Predecessor):	41,257,397	40,201,073	114,906,527	114,906,527
Basic & diluted earnings per share (Successor) and per unit (Predecessor):	$0.15	$0.61	$0.23	$0.58

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2025 and the Predecessor's financial highlights for the six months ended June 30, 2024.

	Successor	Predecessor
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Per share and unit data(1):
Net assets value at the beginning of the period	$25.07	$9.65
Net investment income	1.23	0.53
Net realized and unrealized gains (losses)	(0.61)	0.04
Total net increase	0.62	0.57
Placement fees (3)	—	—
Distributions declared to shareholders and Predecessor's unitholders from net investment income	(1.14)	(0.52)
Return of capital distributions	—	(1.70)
Early repurchase deduction (3)	—	—
Net assets value at the end of period	$24.55	8.00
Total return based on net assets and Predecessor's members' capital(2)	2.50%	7.27%
Shares or Predecessor's Units outstanding at end of period	41,415,942	114,906,527
Average weighted shares or Predecessor's units outstanding for the period	40,201,073	114,906,527
Average net assets and members' capital for the period	$1,004,167	$1,041,749
Ratio to average net assets and Predecessor's members' capital:
Net investment income(4)	9.93%	11.86%
Total expenses, before waivers/reimbursements (4)	7.03%	10.31%
Total expenses, net of waivers/reimbursements (4)	6.99%	10.27%

Average debt outstanding—Unsecured Notes	$194,475	$267,867
Average debt outstanding—GS Credit Facility	$389,963	$634,647
Average debt outstanding—NEWCRED Credit Facility	$12,960	N/A
Asset coverage ratio	289.34%	208.75%
Portfolio turnover	12.37%	0.75%

Capital Commitments	N/A	$1,149,065
Funded Capital Commitments	N/A	$1,149,065
% of Capital Commitments funded	N/A	100.00%

(1)Per share and unit data is based on weighted average share or units outstanding for the respective period (except for distributions declared to shareholders or unitholders, which are based on actual rate per share or unit, respectively). Per share data is relevant for the Company's period of six months ended June 30, 2025 and per unit data is relevant for GIII period of six months ended June 30, 2024. The Company's shares were offered at an initial purchase price of $25.00.
(2)Total return is calculated assuming a purchase at net assets or members' capital per Share or Unit, respectively, on the first day of the year, and a sale at net assets or members' capital per Share or Unit, respectively, on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets or members' capital per Share or Unit, respectively on the last day of the respective quarter. Total return calculation is not annualized.
(3)The per share amount rounds to less than $0.01 per share.
(4)Amounts are annualized except for organizational and offering expenses. For six months ended June 30, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support/recoupment.

Note 12. Recent Accounting Standards Updates
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
July Subscriptions and Dividend Declarations
The Company received approximately $14.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective July 1, 2025.
On July 24, 2025, the Board declared a distribution of $0.19 per share which is payable on August 30, 2025 to shareholders of record as of July 31, 2025.
NEWCRED SLP I
NEWCRED Senior Loan Program I, L.L.C. ("SLP I") was formed as a Delaware limited liability company and commenced operations on July 7, 2025. SLP I is structured as a private joint venture investment fund between the Company and SkyKnight Income IV, LLC (“SkyKnight IV”) and operates under a limited liability company agreement (the "SLP I Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP I, which has equal representation from the Company and SkyKnight IV. SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of July 24, 2025, the Company has committed and contributed $80.0 million and $20.0 million, respectively, of equity to SLP I.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2025 (Successor), the related consolidated statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025 (Successor) and 2024 (Predecessor), the consolidated statements of cash flows for the six-month periods ended June 30, 2025 (Successor) and 2024 (Predecessor), and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2024 (Successor), and the related consolidated statements of operations, changes in net assets and cash flows for the period from December 17, 2024 to December 31, 2024 (Successor) (not presented herein), the period from January 1, 2024 to December 16, 2024 (Predecessor) (not presented herein); and in our report dated March 5, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2024 (Successor), is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
August 12, 2025

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The information in management's discussion and analysis of financial condition and results of operations relates to New Mountain Private Credit Fund, including its wholly-owned direct subsidiaries (collectively, "we", "us", "our", "NEWCRED" or the "Company").
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets;
•the general economy, including fluctuating interest and inflation rates;
•the uncertainty associated with the imposition of tariffs and or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
•the impact of interest rate volatility on our business and our portfolio companies;
•our future operating results, our business prospects, and the adequacy of our cash resources and working capital;
•the ability of our portfolio companies to achieve their objectives;
•our ability to make investments consistent with our investment objectives, including with respect to the size, nature and terms of our investments;
•the ability of New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C, or its affiliates to attract and retain highly talented professionals;
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor;
•the risk factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report on Form 10-Q.
We have based the forward-looking statements included in this report on information available to us on the date of this report. We assume no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Although we undertake no obligation to revise or update any forward-looking statements, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, registration statements on Form 10, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview
We are a Maryland Statutory trust formed on August 19, 2024. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We intend to elect to be treated for U.S. federal income tax purposes, and intend to qualify thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of October 11, 2024 GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
As of June 30, 2025, our top five industry concentrations were software, business services, healthcare, consumer services and financial services.
As of June 30, 2025, our net assets was approximately $1,016.7 million and our portfolio had a fair value of approximately $1,502.9 million in 94 portfolio companies.

Recent Developments
July Subscriptions and Dividend Declarations
The Company received approximately $14.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective July 1, 2025.
On July 24, 2025, the Board declared a distribution of $0.19 per share which is payable on August 30, 2025 to shareholders of record as of July 31, 2025.
NEWCRED SLP I
NEWCRED Senior Loan Program I, L.L.C. ("SLP I") was formed as a Delaware limited liability company and commenced operations on July 7, 2025. SLP I is structured as a private joint venture investment fund between the Company and SkyKnight Income IV, LLC (“SkyKnight IV”) and operates under a limited liability company agreement (the "SLP I Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP I, which has equal representation from the Company and SkyKnight IV. SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of July 24, 2025, the Company has committed and contributed $80.0 million and $20.0 million, respectively, of equity to SLP I.
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
We value our assets on a quarterly basis, or more frequently if required under the 1940 Act. In all cases, our board of trustees is ultimately and solely responsible for determining the fair value of our portfolio investments on a quarterly basis in good faith, including investments that are not publicly traded, those whose market prices are not readily available and any other situation where our portfolio investments require a fair value determination. Security transactions are accounted for on a trade date basis. Our quarterly valuation procedures are set forth in more detail below:
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2025.

Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended June 30, 2025 and June 30, 2024, the Company recognized PIK interest from investments of $2.4 million and $3.6 million, respectively, and PIK dividends from investments of $2.2 million and $2.3 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, the Company recognized PIK interest from investments of $4.7 million and $7.8 million, respectively, and PIK dividends from investments of $4.5 million and $5.0 million, respectively.
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
Fee income: Fee income represents delayed compensation, amendment fees, revolver fees and other miscellaneous fees received and are typically non-recurring in nature. Delayed compensation is income earned from counterparties on trades that do not settle within a set number of business days after the trade date. Fee income may also include fees from bridge loans. We may from time to time enter into bridge financing commitments, an obligation to provide interim financing to a counterparty until permanent credit can be obtained. These commitments are short-term in nature and may expire unfunded. A fee is received by us for providing such commitments. Structuring fees and upfront fees are recognized as income when earned, usually when paid at the closing of the investment, and are non-refundable.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed as on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.

The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories are below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of June 30, 2025:

(in millions)	As of June 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,303.4	84.2%	$1,300.4	86.5%
Yellow	161.2	10.4%	138.1	9.2%
Orange	34.3	2.2%	30.1	2.0%
Red	48.8	3.2%	34.3	2.3%
	$1,547.7	100.0%	$1,502.9	100.0%
As of June 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of six portfolio companies that had a Yellow Risk Rating, two portfolio companies that had an Orange Risk Rating, and one portfolio company that had a Red Risk Rating.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,502.9 million in 94 portfolio companies at June 30, 2025 and approximately $1,495.6 million in 72 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024:

	Successor	Predecessor
(in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Investments in 38 and 15, respectively, new and existing portfolio companies	$209.8	$14.8
Debt repayments in existing portfolio companies	(177.9)	(371.3)
Sales of securities in 3 and 5 portfolio companies, respectively	(14.5)	(44.8)
Change in unrealized appreciation on 22 and 46 portfolio companies, respectively	12.9	28.0
Change in unrealized depreciation on 74 and 47 portfolio companies, respectively	(28.5)	(6.9)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.

Results of Operations for the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total interest income	$39,331	$52,727
Dividend income	2,172	2,287
Fee income	677	155
Total investment income	$42,180	$55,169
Our total investment income decreased by approximately $13.0 million, or 24%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. For the three months ended June 30, 2025, total investment income of approximately $42.2 million consisted of approximately $35.6 million in cash interest from investments, approximately $0.2 million in prepayment fees, approximately $2.4 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $2.2 million in PIK dividends from investments and approximately $0.7 million in fee income.
The decrease in interest income of approximately $13.4 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to lower invested balances as a result of repayments received by the Company and the Predecessor since June 30, 2024. Dividend income decreased by $0.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Fee income during the three months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 8 portfolio companies.
Operating Expenses

	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Management fee	$3,145	$2,693
Less: management fee waiver	(19)	(168)
Net management fee	$3,126	$2,525
Interest and other financing expenses	9,582	17,331
Incentive fee	3,482	5,107
Administrative expenses	905	627
Professional fees	555	313
Organizational and offering expenses	167	—
Other general and administrative expenses	85	57
Net expenses before expense support and income taxes	17,902	25,960
Plus: recoupment of expense support	210	—
Less: expense support	(152)	—
Net expenses before income taxes	17,960	25,960
Income tax expense (benefit)	4	266
Net expenses after income taxes	$17,964	$26,226
Our total net operating expenses decreased by approximately $8.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Our incentive fee decreased by approximately $1.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to the lower pre-incentive fee net investment income for the three months ended June 30, 2025. Our net management fee increased by approximately $0.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due the increase in the management fee rate of the Company compared to the Predecessor.

Interest and other financing expenses decreased by approximately $7.7 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to lower average debt outstanding during the period and decreased spread and SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees and administrative expenses increased by approximately $0.2 million and $0.3 million, respectively, during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, as the Predecessor was not in its investment period for the three months ended June 30, 2024 and as such incurred less expenses. Our other general and administrative expenses remained relatively flat during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Income tax expense declined minimally during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Successor	Predecessor
(in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net realized gains (losses) on investments	$(553)	$(12,531)
Net change in appreciation (depreciation) of investments	(17,408)	9,511
Benefit (provision) for taxes	(1)	92
Net realized and unrealized (losses) gains	$(17,962)	$(2,928)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $18.0 million for the three months ended June 30, 2025 as compared to net realized losses and unrealized appreciation resulting in a net loss of approximately $2.9 million for the three months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc. The net loss for the three months ended June 30, 2024 was primarily driven by unrealized depreciation in CFS Management, LLC and KWOR Acquisition, Inc. and net realized loss on New Trojan Parent, Inc. during the period.
Results of Operations for the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Successor	Predecessor
(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total interest income	$77,699	$108,986
Dividend income	4,511	$5,028
Fee income	1,985	621
Total investment income	$84,195	$114,635
Our total investment income decreased by approximately $30.4 million, or 27%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. For the six months ended June 30, 2025, total investment income of approximately $84.2 million consisted of approximately $70.9 million in cash interest from investments, approximately $0.2 million in prepayment fees, approximately $4.7 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.9 million, approximately $4.5 million in PIK dividends from investments and approximately $2.0 million in fee income.
The decrease in interest income of approximately $31.3 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to lower invested balances as a result of repayments received by the Company and Predecessor since June 30, 2024 . Dividend income decreased by $0.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Fee income during the six months ended June 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to closing fees received, amendment fees received from one portfolio company and upfront fees received from 17 portfolio companies.

Operating Expenses

	Successor	Predecessor
(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Management fee	$6,162	5,838
Less: management fee waiver	(40)	(168)
Net management fee	$6,122	$5,670
Interest and other financing expenses	18,977	34,196
Incentive fee	6,500	10,837
Administrative expenses	1,558	1,329
Professional fees	1,157	679
Organizational and offering expenses	381	—
Other general and administrative expenses	147	119
Net expenses before expense support and income taxes	34,842	52,830
Plus: recoupment of expense support	210	—
Less: expense support	(333)	—
Net expenses before income taxes	34,719	52,830
Income tax expense (benefit)	84	387
Net expenses after income taxes	$34,803	$53,217
Our total net operating expenses decreased by approximately $18.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Our incentive fee decreased by approximately $4.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the lower pre-incentive fee net investment income for the six months ended June 30, 2025. Our net management fee increased by approximately $0.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to the increase in the management fee rate of the Company compared to the Predecessor.
Interest and other financing expenses decreased by approximately $15.2 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to lower average debt outstanding during the period and decreased spread and SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees and administrative expenses increased by approximately $0.5 million and $0.2 million, respectively, during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, as the Predecessor was not in its investment period for the six months ended June 30, 2024 and as such incurred less expenses. Our other general and administrative expenses remained relatively flat during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Successor	Predecessor
(in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net realized gains (losses) on investments	$(8,970)	(15,816)
Net change in appreciation (depreciation) of investments	(15,739)	21,119
Benefit (provision) for taxes	—	(146)
Net realized and unrealized (losses) gains	$(24,709)	$5,157
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $24.7 million for the six months ended June 30, 2025 as compared to net realized losses and unrealized depreciation resulting in a net gain of approximately $5.2 million for the six months ended June 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc. The net gain for the six months ended June 30, 2024 was primarily driven by the overall increase in market prices of our investments, offset by the net realized losses on New Trojan Parent, Inc. and TMK Hawk Parent, Corp during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2025, our asset coverage ratio was 289.3%.
The following table summarizes transactions in shares of Shareholders for the three months ended June 30, 2025:

	Three months ended June 30, 2025		Six Months ended June 30, 2025
Common Shares of Beneficial Interests	Shares	Amount	Shares	Amount
Subscriptions	1,973,482	$49,265	2,020,658	$50,447
Distributions Reinvested	264,300	6,583	434,726	10,854
Share Repurchases	(15,128)	(371)	(64,447)	(1,603)
Early repurchase deduction	—	7	—	32
Total increase (decrease)	2,222,654	$55,484	2,390,937	$59,730
As of June 30, 2025 our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. As of December 31, 2024, our borrowings consisted of the Unsecured Notes and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $62.2 million and $66.7 million, respectively. Our cash provided by (used in) operating activities for the six months ended June 30, 2025 and June 30, 2024, was approximately $2.3 million and $457.5 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $157.5 million and $85.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $88.8 million and $45.5 million, respectively, which could require funding in the future. As of June 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$456.0	$—	$—	$456.0	$—
NEWCRED Credit Facility (2)	81.0	—	—	81.0	—
Total Contractual Obligations	$537.0	$—	$—	$537.0	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($456.0 million as of June 30, 2025) must be repaid on or before (a) December 17, 2029, or (b) 45 days prior to the expiration of our Term. As of June 30, 2025, there was approximately $194.0 million capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($81.0 million as of June 30, 2025) must be repaid on or before May 10, 2030. As of June 30, 2025, there was approximately $429.0 million capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the NEWCRED Credit Facility.
We have entered into an investment advisory and management agreement (the "Investment Management Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Management Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.
We have also entered into an administration agreement (the "Administration Agreement") with the Administrator. Under the Administration Agreement, the Administrator has agreed to arrange office space for us and provide office equipment and clerical, bookkeeping and record keeping services and other administrative services necessary to conduct our day-to-day operations. The Administrator has also agreed to maintain, or oversee the maintenance of, our financial records, our reports to shareholders and reports filed with the SEC. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
If any of the contractual obligations discussed above are terminated, our costs under any new agreements that are entered into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under the Investment Management Agreement and the Administration Agreement.
Distributions and Dividends
Distributions declared to shareholders and unitholders of GIII for the six months ended June 30, 2025 and June 30, 2024 were approximately $45.8 million and $255.6 million, respectively.
Tax characteristics of all distributions paid are reported to shareholders (or unitholders of GIII) on Form 1099 or Form 1042 after the end of the calendar year. For the period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023, total distributions declared in GIII were $373.6 million and $138.3 million, respectively, of which the distributions were both comprised of approximately 26.61% and 100.00%, respectively, of ordinary income, 0.76% and 0.00%, respectively, of long-term capital gains and 72.63% and —%, respectively, of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees. For the December 17, 2024 to December 31, 2024, no distributions were declared to shareholders of the Company.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2025, approximately $0.6 million and $0.8 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2025, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates steady in the first and second quarters of 2025, following consecutive rate reductions in the third and fourth quarter of 2024. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. For six months ended on June 30, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of June 30, 2025, 94.52% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 5.48% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and Prime rate

The following table estimates the potential changes in interest income net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2025. Interest expense is calculated based on the terms of our outstanding credit facility and Unsecured Notes. For our borrowings, we use the outstanding balance as of June 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(16.17)%
-150 Basis Points	(12.13)%
-100 Basis Points	(8.09)%
-50 Basis Points	(4.04)%
+50 Basis Points	4.04%
+100 Basis Points	8.09%
+150 Basis Points	12.13%
+200 Basis Points	16.17%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, and our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2025. From time to time, we or our consolidated subsidiary may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, Shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Issuer Purchases of Equity Securities
    Beginning with the fiscal quarter ended March 31, 2025, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s common Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

Under the share repurchase plan, to the extent the Company offers to repurchase Shares in any particular quarter, it is expected to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per Share as of the last calendar day of the applicable quarter, except that Shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares. Shareholders that received Initial Shares (Shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.

During the three months ended June 30, 2025, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased (1)	Number of Shares Repurchased
May 1, 2025	May 30, 2025	$24.55	$363,966	15,128
(1) Amounts shown net of Early Repurchase Deduction.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)     None.
(b)     None.

(c)     For the period covered by this Quarterly Report on Form 10-Q, no trustee or officer has adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6.    Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 11, 2024, by and among New Mountain Private Credit Fund, New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers, L.L.C. (for the limited purposes set forth therein) (4)

3.1	Fourth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of June 28, 2023(3)
3.2	Fifth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of November 5, 2024(5)
3.3	Amended and Restated Declaration of Trust of New Mountain Private Credit Fund, dated as of November 22, 2024 (6)
3.4	Certificate of Formation of New Mountain Private Credit Fund(2)
4.1	Form of Subscription Agreement for New Mountain Guardian III BDC, L.L.C.(1)
4.2	Form of Subscription Agreement for New Mountain Private Credit Fund (7)
10.1
Increasing Lender/Joinder Lender Agreement to the Senior Secured Revolving Credit Agreement, dated as of June 23, 2025, among New Mountain Private Credit Fund, as Borrower, the Lenders and Issuing Banks Party Hereto and Sumitomo Mitsui Banking Corporation, as Administrative Agent*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Quarterly Report on Form 10-Q filed on November 13, 2019.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on June 29, 2023.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on October 16, 2024
(5)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on November 6, 2024.
(6)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(7)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer