Form 10-Q
period 2025-09-30
New Mountain Private Credit Fund
filed 2025-11-12
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interest outstanding as of November 12, 2025 was 42,632,547. As of September 30, 2025, there was no established public market for the registrant's common shares of beneficial interest.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2025 (unaudited) and December 31, 2024	3
	Consolidated Statements of Operations of Successor for the three and nine months ended September 30, 2025 (unaudited) and the Predecessor for three and nine months ended September 30, 2024 (unaudited)	4
	Consolidated Statements of Changes in Net Assets of Successor for the three and nine months ended September 30, 2025 (unaudited) and Predecessor's Members' Capital for the three and nine months ended September 30, 2024 (unaudited)	5
	Consolidated Statements of Cash Flows of Successor for the nine months ended (unaudited) September 30, 2025 and Predecessor for the nine months ended September 30, 2024 (unaudited)	6
	Consolidated Schedule of Investments as of September 30, 2025 (unaudited)	7
	Consolidated Schedule of Investments as of December 31, 2024	25
	Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund (unaudited)	38
	Report of Independent Registered Public Accounting Firm	67

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	68
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 4.	Controls and Procedures	83

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	84
Item 1A.	Risk Factors	84
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	85
Item 4.	Mine Safety Disclosures	85
Item 5.	Other Information	85
Item 6.	Exhibits	86
	Signatures	87

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments at fair value (cost of $1,613,857 and $1,524,545, respectively)	$1,560,430	$1,495,564
Controlled investments at fair value (cost of $32,000 and $—, respectively)	32,000	—
Total investments at fair value (cost of $1,645,857 and $1,524,545, respectively)	1,592,430	1,495,564
Cash and cash equivalents	78,139	66,683
Interest and dividend receivable	13,086	8,772
Deferred tax asset	6	7
Receivable from affiliate	—	7
Other assets	683	441
Total assets	$1,684,344	$1,571,474
Liabilities
Borrowings
GS Credit Facility	$443,000	$374,707
NEWCRED Credit Facility	169,000	—
Unsecured Notes	—	200,000
Deferred financing costs (net of accumulated amortization of $4,888 and $12,133, respectively)	(9,461)	(7,148)
Net borrowings	602,539	567,559
Payable for unsettled securities purchased	12,015	19,036
Subscriptions received in advance	6,065	—
Distribution payable	8,112	—
Interest payable	9,170	4,560
Incentive Fee Payable	3,229	496
Management fee payable	3,324	492
Payable to affiliate	477	—
Payable for share repurchases	9,407	—
Other liabilities	1,846	1,151
Total liabilities	656,184	593,294
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (42,287,209 and 39,025,005) shares issued and outstanding, respectively	42	39
Additional Paid in Capital	1,076,442	995,040
Accumulated Retained earnings (loss)	(48,324)	(16,899)
Total net assets	$1,028,160	$978,180
Total liabilities and net assets	$1,684,344	$1,571,474
Net Assets per share	$24.31	$25.07
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares or units and per share or per unit data)
(unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investment income
From non-controlled/non-affiliated investments :
Interest income (excluding Payment-in-kind ("PIK") interest income)	$35,457	$108,469	$41,962	$143,120
PIK interest income	2,555	7,242	3,498	11,326
Dividend income	2,027	6,539	2,231	7,259
Fee income	1,254	3,239	216	837
From controlled investments
Dividend Income	410	410	—	—
Total investment income	41,703	125,899	47,907	162,542
Expenses
Interest and other financing expenses	10,956	29,933	14,837	49,033
Management fee	3,338	9,500	2,547	8,385
Incentive fee	3,229	9,729	4,106	14,943
Administrative expenses	678	2,236	641	1,970
Professional fees	547	1,704	2,074	2,753
Organizational and offering expenses	332	713	—	—
Other general and administrative expenses	63	210	432	551
Total expenses	19,143	54,025	24,637	77,635
Less: management fees waived (See Note 5)	(13)	(53)	—	(168)
Add: Recoupment of expense support	210	420	—	—
Less: expense support	(283)	(616)	—	—
Net expenses	19,057	53,776	24,637	77,467
Net investment income before income taxes	22,646	72,123	23,270	85,075
Income tax expense	73	157	(4)	383
Net investment income	22,573	71,966	23,274	84,692
Net realized gains (losses) on investments	25	(8,945)	139	(15,677)
Net change in unrealized appreciation (depreciation) of investments	(8,689)	(24,428)	(9,795)	11,324
Benefit (provision) for taxes	—	—	1	(145)
Net realized and unrealized gains (losses)	(8,664)	(33,373)	(9,655)	(4,498)
Net increase in net assets (Successor) and members' capital (Predecessor from operations	$13,909	$38,593	$13,619	$80,194
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted	$0.33	$0.94	$0.12	$0.70
Weighted average common shares (Successor) and common units (Predecessor) outstanding - basic & diluted (See Note 10)	42,344,679	40,923,460	114,906,527	114,906,527

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and units)
(unaudited)

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from operations:
Net investment income	$22,573	$71,966	$23,274	$84,692
Net realized gains (losses) on investments	25	(8,945)	139	(15,677)
Net change in unrealized appreciation (depreciation) of investments	(8,689)	(24,428)	(9,795)	11,324
Benefit (provision) for taxes	—	—	1	(145)
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	13,909	38,593	13,619	80,194
Capital transactions
Subscriptions	24,622	75,069	—	—
Return of capital distributions	—	—	(50,557)	(245,440)
Reinvestment of distributions	6,757	17,611	—	—
Repurchased shares, net of early repurchase deduction	(9,704)	(11,275)	—	—
Placement fees	(14)	(54)	—	—
Distributions declared to shareholders or Predecessor's unitholders from net investment income	(24,141)	(69,964)	(24,935)	(85,605)
Total net increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from capital transactions	(2,480)	11,387	(75,492)	(331,045)
Net increase (decrease) in net assets (Successor) and members' capital (Predecessor)	11,429	49,980	(61,873)	(250,851)
Net assets (Successor) and members' capital (Predecessor) at the beginning of the period	1,016,731	978,180	919,773	1,108,751
Net assets (Successor) and members' capital (Predecessor) at the end of the period	$1,028,160	$1,028,160	$857,900	$857,900

Capital Activity
Shares Issued	1,278,599	3,733,983	—	—

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	$38,593	$80,194
Adjustments to reconcile net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	8,945	15,677
Net change in unrealized (appreciation) depreciation of investments	24,428	(11,324)
Amortization of purchase discount	(3,142)	(3,157)
Amortization of deferred financing costs	1,655	3,270
Non-cash investment income	(11,573)	(17,525)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(429,283)	(17,089)
Proceeds from sales and paydowns of investments	320,263	485,179
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	79	—
Cash paid on drawn revolvers	(15,887)	(28,725)
Cash repayments on drawn revolvers	9,304	29,650
Receivable from unsettled securities sold	—	(10,100)
Interest and dividend receivable	(4,314)	(2,174)
Receivable from affiliate	7	—
Deferred tax asset	—	145
Other assets	(242)	216
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(7,021)	—
Incentive fee payable	2,733	(1,906)
Management fee payable	2,832	(244)
Interest payable	4,610	3,661
Payable to affiliates	132	(138)
Other liabilities	497	1,676
Net cash flows provided by (used in) operating activities	(57,384)	527,286
Cash flows from financing activities
Distributions paid	(44,241)	(96,177)
Subscriptions received in advance	6,065	—
Repurchased Shares, net of early repurchase deduction	(1,523)	—
Return of capital distributions	—	(245,440)
Net proceeds from issuance of shares and Predecessor's common units	75,069	—
Repayment of Unsecured Notes	(200,000)	(75,000)
Proceeds from NEWCRED Credit Facility	169,000	—
Proceeds from GS Credit Facility	374,000	224,533
Repayment of GS Credit Facility	(305,707)	(364,054)
Placement fees paid	(52)	—
Deferred financing costs paid	(3,771)	(15)
Net cash flows (used in) provided by financing activities	68,840	(556,153)
Net increase (decrease) in cash and cash equivalents	11,456	(28,867)
Cash and cash equivalents at the beginning of the period	66,683	69,873
Cash and cash equivalents at the end of the period	$78,139	$41,006

Supplemental disclosure of cash flow information
Cash interest paid	$21,156	$41,536
Income taxes (refunded)/paid	149	9
Non-cash operating activities:
Non-cash activity on investments	$36,840	$6,302
Non-cash financing activities:
Distributions declared and payable	$8,112	$24,935
Reinvestment of distributions	17,611	—
Share repurchases accrued but not yet paid	9,407	—
Accrual for early repurchase penalty	297	—
Accrual for deferred credit facility costs	197	15
Accrual for placement fees	1	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.51%	12/2021	12/2027	$19,817	$19,741	$19,817
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.51%	12/2021	12/2027	19,623	19,537	19,623
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	14,711	14,615	14,501
								54,151	53,893	53,941	5.24%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	05/2022	05/2029	48,383	48,099	47,900	4.66%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.99%	12/2021	12/2028	47,800	47,540	47,800	4.65%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.25%	02/2020	05/2028	43,639	43,564	43,639
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.25%	02/2020	05/2028	787	794	787
								44,426	44,358	44,426	4.32%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.61%	12/2021	12/2028	48,546	48,340	40,171
	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.61%	12/2021	12/2028	2,523	2,519	2,088
								51,069	50,859	42,259	4.11%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.70%	06/2022	06/2029	40,881	40,635	40,881	3.97%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	08/2021	10/2028	29,317	29,271	29,317
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,515	4,483	4,515
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	01/2022	10/2028	3,004	2,990	3,004
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.29%	01/2022	10/2028	2,015	2,005	2,015
								38,851	38,749	38,851	3.78%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.31%	09/2021	09/2028	38,353	38,161	38,353	3.73%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.07%	08/2022	08/2028	28,496	28,379	27,784
	First Lien(4)	SOFR(Q)	+	6.25%	10.57%	10/2022	08/2028	4,508	4,486	4,452
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.07%	08/2022	08/2028	706	711	690
								33,710	33,576	32,926	3.20%
Auctane Inc. (fka Stamps.com Inc.)
Software	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.14%	10/2021	10/2028	19,328	19,230	18,990
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.14%	12/2021	10/2028	14,005	13,933	13,760
								33,333	33,163	32,750	3.18%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.00%	10.00%	11/2021	11/2028	$28,383	$28,274	$28,383
	First Lien(4)	SOFR(Q)	+	6.00%	10.00%	03/2022	11/2028	3,890	3,874	3,890
								32,273	32,148	32,273	3.14%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.85%	08/2021	08/2028	27,868	27,731	27,132
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.85%	08/2021	08/2028	2,933	2,929	2,856
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.85%	08/2021	08/2027	2,292	2,284	2,231
								33,093	32,944	32,219	3.13%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.60%	10/2021	10/2028	29,655	29,515	29,655
	First Lien(4)	SOFR(Q)	+	5.50%	9.60%	06/2022	10/2028	997	997	997
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.60%	10/2021	10/2027	732	743	732
	First Lien(4)	SOFR(Q)	+	5.50%	9.60%	10/2021	10/2028	347	347	347
	First Lien(4)	SOFR(Q)	+	5.50%	9.60%	10/2021	10/2028	81	74	81
								31,812	31,676	31,812	3.09%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.60%	05/2022	09/2027	31,597	31,469	31,597
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.46%	05/2022	09/2027	215	224	215
								31,812	31,693	31,812	3.09%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)(13)*	+	4.75% +2.50%/PIK	11.73%	11/2021	11/2027	41,608	41,480	26,051
	First Lien(2)(4)	SOFR(Q)(13)*	+	4.75% +2.50%/PIK	11.73%	11/2021	11/2027	3,626	3,615	2,269
	First Lien(4)	SOFR(Q)(13)	+	6.75%	11.05%	11/2021	05/2027	3,614	3,605	2,263
								48,848	48,700	30,583	2.97%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.60%	07/2022	07/2029	19,764	19,606	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.01%	07/2021	07/2028	8,897	8,865	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.01%	07/2022	07/2028	1,536	1,528	1,536
								30,197	29,999	30,197	2.94%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.76%	08/2019	09/2026	25,539	25,511	22,347
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.76%	09/2021	09/2026	6,042	6,040	5,287
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.76%	08/2019	09/2026	2,281	2,280	1,996
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.76%	02/2022	09/2026	392	391	343
								34,254	34,222	29,973	2.91%
Acumatica Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	9.06%	07/2025	07/2032	28,975	28,975	28,975	2.82%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.45%	02/2025	02/2030	$21,350	$21,350	$21,350
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	12.20%	02/2025	02/2030	7,370	7,370	7,370
	First Lien(4)	SOFR(Q)	+	5.25%	9.45%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%	9.45%	02/2025	02/2030	115	115	115
								29,008	29,008	29,008	2.82%
Diamondback Acquisition, Inc.
Software	First Lien	SOFR(M)	+	4.50%	8.66%	09/2025	09/2032	28,146	28,075	28,075
	First Lien(5) - Drawn	SOFR(M)	+	4.50%	8.66%	09/2025	09/2032	729	719	727
								28,875	28,794	28,802	2.80%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	01/2025	01/2031	27,167	26,919	26,895	2.61%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	09/2021	09/2028	26,260	26,122	26,260
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.49%	09/2021	09/2028	400	407	400
								26,660	26,529	26,660	2.59%
Businessolver.com, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.60%	12/2021	12/2027	23,734	23,684	23,734
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.60%	12/2021	12/2027	2,919	2,918	2,919
								26,653	26,602	26,653	2.59%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.15%	12/2021	12/2029	14,430	14,359	14,430
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.15%	12/2021	12/2029	4,844	4,821	4,844
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.15%	12/2021	12/2029	4,813	4,789	4,813
								24,087	23,969	24,087	2.34%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.10%	06/2022	06/2028	20,557	20,557	20,557
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.01%	02/2025	06/2028	2,764	2,747	2,764
								23,321	23,304	23,321	2.27%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(M)	+	6.50%	10.78%	08/2021	08/2029	19,706	19,660	19,706
	First Lien	SOFR(Q)	+	3.75%	8.29%	05/2025	08/2028	3,292	3,023	2,938
								22,998	22,683	22,644	2.20%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	02/2022	08/2029	18,409	18,332	18,409
	First Lien(2)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.20%	02/2022	08/2029	2,018	2,018	2,018
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.12%	08/2025	08/2029	1,926	1,912	1,926
								22,353	22,262	22,353	2.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.72%	12/2021	08/2027	$14,106	$14,067	$14,106
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	12/2021	08/2027	5,500	5,489	5,500
								19,606	19,556	19,606	1.91%
Daxko Acquisition Corporation
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	10/2021	10/2028	17,255	17,168	17,255
	First Lien(4)	SOFR(M)	+	4.75%	8.91%	10/2021	10/2028	1,454	1,449	1,454
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	10/2021	10/2028	87	87	87
								18,796	18,704	18,796	1.83%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.51%	09/2021	09/2027	18,733	18,660	18,733	1.82%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.54%	03/2021	03/2028	11,101	11,031	11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.71%	04/2025	03/2028	4,706	4,688	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.37%	03/2021	03/2028	2,302	2,298	2,302
								18,109	18,017	18,109	1.76%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.66%	05/2021	05/2029	16,848	16,772	16,848	1.64%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.16%	05/2021	11/2027	18,882	18,882	16,267	1.58%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.26%	08/2021	08/2028	10,918	10,868	9,827
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.43%	08/2021	08/2028	2,096	2,078	1,886
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.26%	08/2021	08/2028	1,935	1,930	1,743
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.76%	08/2021	08/2027	595	592	536
								15,544	15,468	13,992	1.36%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	02/2025	12/2031	13,873	13,743	13,734	1.34%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.72%	12/2024	01/2031	12,592	12,534	12,530	1.22%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.41%/PIK	10.41%	03/2021	04/2028	9,483	9,453	8,358
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.41%/PIK	10.41%	02/2022	04/2028	2,097	2,093	1,849
	First Lien(4)	SOFR(Q)*	+	6.41%/PIK	10.41%	03/2021	04/2028	1,590	1,585	1,401
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.50%/PIK	10.50%	12/2022	04/2028	499	495	441
								13,669	13,626	12,049	1.17%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.75%	01/2020	02/2027	$7,964	$7,954	$7,964
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.75%	03/2021	02/2027	3,530	3,528	3,530
								11,494	11,482	11,494	1.12%
Allworth Financial Group, L.P.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	01/2022	12/2027	4,985	4,966	4,985
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	01/2022	12/2027	4,953	4,932	4,953
	First Lien(4)	SOFR(M)	+	4.75%	8.91%	01/2022	12/2027	1,499	1,492	1,499
								11,437	11,390	11,437	1.11%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	6.00%	10.00%	05/2025	05/2030	11,069	10,991	10,986	1.07%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.20%	03/2021	03/2029	12,505	12,480	10,790	1.05%
Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)	SOFR(M)	+	4.50%	8.66%	05/2025	06/2031	10,437	10,373	10,384	1.01%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	12/2021	12/2028	6,867	6,829	6,867
	First Lien(4)	SOFR(M)	+	4.75%	8.91%	12/2021	12/2028	2,693	2,682	2,693
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	12/2021	12/2028	769	764	769
								10,329	10,275	10,329	1.00%
GC Waves Holdings, Inc.
Financial Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.01%	08/2021	10/2030	10,263	10,214	10,263	1.00%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	10,310	10,260	10,258	1.00%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	7,863	7,845	7,773
	First Lien(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	2,188	2,186	2,163
	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	287	287	284
								10,338	10,318	10,220	0.99%
Maverick Bidco Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.21%	04/2021	05/2029	10,200	10,184	10,200	0.99%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	01/2025	01/2032	9,827	9,781	9,778
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.94%	01/2025	01/2032	410	409	408
								10,237	11,007	10,186	0.99%
Nexus Buyer LLC
Financial Services	Second Lien	SOFR(M)	+	5.75%	9.91%	08/2025	02/2032	10,000	9,901	10,001	0.97%
Michael Baker International, LLC
Business Services	First Lien	SOFR(Q)	+	4.00%	8.31%	01/2025	12/2028	9,925	9,925	9,968	0.97%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.43%	06/2021	06/2028	7,430	7,395	7,430
	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.43%	06/2021	06/2028	2,491	2,481	2,491
								9,921	9,876	9,921	0.96%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.91%	07/2025	07/2030	$9,778	$9,706	$9,704	0.94%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	12.75%	07/2021	07/2027	8,559	8,527	8,559
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	12.91%	07/2021	07/2026	1,084	1,083	1,084
								9,643	9,610	9,643	0.94%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(4)	SOFR(M)	+	5.50%	9.66%	07/2025	07/2033	9,512	9,465	9,464	0.92%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.91%	07/2025	07/2032	9,467	9,421	9,420	0.92%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.50%	03/2022	04/2029	9,077	9,037	9,077
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.80%	03/2022	04/2029	120	121	120
								9,197	9,158	9,197	0.89%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.50%	02/2025	03/2032	9,315	9,271	9,191	0.89%
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	11.00%	09/2025	07/2028	8,245	8,225	8,245
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	11.00%	09/2025	07/2028	918	917	918
								9,163	9,142	9,163	0.89%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.67%	08/2025	08/2032	9,091	9,046	9,045	0.88%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.51%	01/2025	04/2029	9,923	9,830	8,918	0.87%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	9.28%	01/2025	02/2032	7,967	7,949	7,947
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.71%	01/2025	02/2032	716	715	715
								8,683	8,664	8,662	0.84%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.91%	10/2021	10/2028	8,350	8,308	7,744
	First Lien(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	957	952	887
								9,307	9,260	8,631	0.84%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	04/2025	04/2032	8,624	8,594	8,593	0.84%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.51%	12/2021	11/2028	8,227	8,194	8,058
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.25%	9.51%	12/2021	11/2027	511	510	500
								8,738	8,704	8,558	0.83%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.13%	02/2022	12/2028	$7,744	$7,721	$7,545
	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.18%	06/2023	12/2028	896	887	873
								8,640	8,608	8,418	0.82%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	9.31%	04/2025	06/2028	8,105	8,092	8,202	0.80%
Rithum Holdings, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	7,783	7,639	7,791	0.76%
Ministry Brands Holdings, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.76%	12/2021	12/2028	6,815	6,797	6,815
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.76%	12/2021	12/2028	689	689	689
								7,504	7,486	7,504	0.73%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	9.00%	03/2025	03/2032	7,345	7,328	7,326
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.99%	03/2025	03/2032	119	119	119
								7,464	7,447	7,445	0.72%
Safety Borrower Holdings LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.91%	09/2021	09/2027	6,782	6,770	6,782
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	11.00%	09/2021	09/2027	166	167	166
								6,948	6,937	6,948	0.68%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	07/2025	10/2030	6,919	6,902	6,919	0.67%
eResearchTechnology, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	5,562	5,509	5,506
	First Lien(4)	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	924	917	914
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.91%	03/2025	01/2032	147	142	145
								6,633	6,568	6,565	0.64%
Calabrio, Inc.
Software	First Lien	SOFR(Q)	+	5.50%	9.70%	04/2021	04/2027	5,905	5,891	5,905
	First Lien(5) - Drawn	SOFR(Q)	+	5.50%	9.70%	04/2021	04/2027	309	310	309
								6,214	6,201	6,214	0.60%
Fullsteam Operations LLC
Software	First Lien(4)	SOFR(Q)	+	5.25%	9.48%	08/2025	08/2031	6,223	6,192	6,192	0.60%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.70%	05/2025	05/2032	5,843	5,815	5,813	0.57%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ultimus Group Midco LLC
Financial Services	First Lien(4)	SOFR(Q)	+	4.75%	8.75%	07/2025	07/2032	$5,753	$5,725	$5,725	0.56%
Ambrosia Topco LLC (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	2.00%+3.25%/PIK	9.58%	01/2024	06/2029	5,851	5,851	3,780
	First Lien(4)	SOFR(M)*	+	1.00% +3.00%/PIK	8.16%	09/2025	06/2029	720	225	461
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	195	195	195
								6,766	6,271	4,436	0.43%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	11.03%	05/2021	05/2029	6,000	5,978	3,824
	First Lien	SOFR(M)	+	4.00%	8.43%	05/2025	05/2028	485	356	401
								6,485	6,334	4,225	0.41%
Bluefin Holding, LLC
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.56%	09/2025	09/2029	3,879	3,874	3,879	0.38%
Vehlo Purchaser, LLC
Software	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	9.16%	06/2025	05/2028	3,833	3,799	3,814	0.37%
Cloudera, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.00%	10.43%	08/2021	10/2029	4,006	4,000	3,800	0.37%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.02%	05/2025	07/2031	3,440	3,415	3,440	0.33%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.66%	12/2021	02/2028	3,061	3,059	3,061
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.66%	07/2025	02/2028	85	85	85
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.66%	07/2025	02/2028	77	77	77
								3,223	3,221	3,223	0.31%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.50%	9.69%	08/2025	08/2032	3,188	3,172	3,172	0.31%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.04%	04/2025	12/2030	2,204	2,194	2,204
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.97%	04/2025	12/2030	201	200	201
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.75%	04/2025	12/2030	9	9	9
								2,414	2,403	2,414	0.23%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	9.02%	05/2021	05/2027	2,285	2,276	2,285	0.22%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.75%	12/2024	12/2028	2,278	2,268	2,209	0.21%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.41%	02/2021	02/2029	1,865	1,863	1,628	0.16%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.48%	02/2025	11/2030	$1,375	$1,368	$1,375	0.13%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	9.16%	06/2025	12/2031	1,345	1,338	1,338
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	9.16%	06/2025	12/2031	32	32	32
								1,377	1,370	1,370	0.13%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.53%	09/2025	07/2028	1,064	880	881	0.09%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.20%	07/2025	11/2031	781	773	775	0.08%
MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.75%	06/2025	08/2031	568	566	568	0.06%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.81%	03/2025	02/2031	249	249	249	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,502,081	$1,494,941	$1,451,198	141.14%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,552	$9,361	$9,361	0.91%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.81%	05/2025	06/2032	8,406	8,122	8,406	0.82%
Total Funded Debt Investments - United Kingdom								$17,958	$17,483	$17,767	1.73%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	$10,253	$10,253	$10,253
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	390	390	390
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.76%	06/2025	07/2031	170	170	170
								10,813	10,813	10,813	1.05%
Total Funded Debt Investments - Jersey								$10,813	$10,813	$10,813	1.05%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	9.08%	06/2025	12/2029	$3,090	$3,083	$3,090	0.30%
Total Funded Debt Investments - Australia								$3,090	$3,083	$3,090	0.30%
Total Funded Debt Investments								$1,533,942	$1,526,320	$1,482,868	144.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$43,344	4.21%
ACI Parent Inc. (8)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	10,125	0.98%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,851	7,518	0.73%
KWOR TopCo I LLC (12)
KWOR Intermediate I, LLC (12)
Business Services	Preferred shares (4)	SOFR(Q)*	+	8.00%/PIK	12.33%	02/2025	—	4,621	4,960	4,960
	Class A-1 common units (4)	—		—	—	02/2025	—	4,321	4,494	2,479
								8,942	9,454	7,439	0.72%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	14.89%	06/2022	—	4,972	7,375	7,417	0.72%
Firebird Co-Invest L.P. (7)
Business Services	LP Interest (4)	—		—	—	01/2025	—	16,415	1,642	1,642	0.16%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	55,984	596	262
	Class A-1 common units (4)	—		—	—	01/2024	—	19,197	204	91	0.03%
								75,181	800	353	0.03%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$87,836	$77,838	7.57%
Total Shares									$87,836	$77,838	7.57%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$135	0.01%
Total Warrants - United States									$90	$135	0.01%
Total Funded Investments									$1,614,246	$1,560,841	151.82%
Unfunded Debt Investments - United States
OEConnection LLC
Software	First Lien(5) - Undrawn	—		—	—	12/2024	12/2026	$3,891	$—	$13	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—		—	—	12/2021	12/2027	2,427	(9)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Allworth Financial Group, L.P.
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	$1,573	$(5)	$—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(3)	—	—%
Businessolver.com, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2025	643	—	—	—%
Calabrio, Inc.
Software	First Lien(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
Daxko Acquisition Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(5)	—	—%
	First Lien(2)(4)(5) - Undrawn	—	—	—	10/2021	10/2028	—	—	—	—%
							1,331	(5)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	854	—	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,575	(16)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,196	(22)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,854	(2)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(13)	—	—%
Ministry Brands Holdings, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	677	(1)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(9)	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(14)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	$70	$—	$—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	08/2027	—	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	330	(2)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(6)	—	—%
Safety Borrower Holdings LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	345	(2)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	2,630	(11)	—
	First Lien(2)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	288	—	—
	First Lien(4)	—	—	—	08/2025	08/2029	29	—	—
							2,947	(11)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	148	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
							139	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(2)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	4,637	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(10)	—
							7,021	(10)	—	—%
Healthspan Buyer, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	06/2026	6,669	—	—	—%
Viper Bidco, Inc.
Software	First Lien(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	—	—%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,494	(15)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MAI Capital Management Intermediate LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	$37,846	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,586	(13)	—
							40,432	(13)	—	—%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	—	—%
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	8,265	(21)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	771	—	—
							9,036	(21)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	1,575	(10)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
Bluefin Holding, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(7)	—	—%
KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	1	(1)
							8,072	1	(1)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	938	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	563	(3)	(3)
							1,501	(3)	(3)	(0.00)%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	01/2026	37	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	385	—	(3)
							422	—	(3)	(0.00)%
Fullsteam Operations LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	—
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
							2,765	(3)	(3)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ultimus Group Midco LLC
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	$1,918	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	719	(3)	(4)
							2,637	(3)	(4)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	677	(2)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	796	—	(2)
							1,473	(2)	(4)	(0.00)%
Huskies Parent, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	213	(2)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	706	(5)	(5)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(5) - Undrawn	—	—	—	09/2025	09/2027	5,744	—	—
	First Lien(5) - Undrawn	—	—	—	09/2025	09/2032	3,101	—	(8)
							8,845	—	(8)	(0.00)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	3,938	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,676	(8)	(8)
							5,614	(8)	(8)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(10)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(11)	(11)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2026	2,460	(12)	(12)	(0.00)%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	1,245	(11)	(12)	(0.00)%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	3,916	—	(10)
							5,306	(3)	(13)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	$899	$(4)	$(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
							2,697	(4)	(13)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(14)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)	(0.00)%
eResearchTechnology, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	03/2025	10/2031	525	(5)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	01/2027	903	—	(9)
							1,428	(5)	(14)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	2,683	—	(10)
							3,865	(4)	(14)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	821	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(21)
							4,926	(821)	(25)	(0.00)%

DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
							5,136	(3)	(25)	(0.00)%

Baker Tilly Advisory Group, LP
Financial Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	1,403	(9)	(7)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	3,859	(13)	(19)
							5,262	(22)	(26)	(0.00)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(25)	(28)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(18)	(42)	(0.00)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,816	(13)	(49)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	$551	$—	$(53)	(0.01)%
Total Unfunded Debt Investments - United States							$202,295	$(387)	$(411)	(0.04)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2028	$325	$(1)	$—	—%
Total Unfunded Debt Investments - Australia							$325	$(1)	$—	—%
Total Unfunded Debt Investments							$202,591	$(388)	$(411)	(0.04)%
Total Non-Controlled/Non-Affiliated Investments								$1,613,857	$1,560,430	151.78%
Controlled Investments (15)
Equity - United States
NEWCRED Senior Loan Program I LLC**
Investment Fund	Membership Interest(4)	—	—	—	07/2025	—	32,000	$32,000	$32,000	3.11%
Total Shares - United States							32,000	$32,000	$32,000	3.11%
Total Controlled Investments							32,000	$32,000	$32,000	3.11%
Total Investments								$1,645,857	$1,592,430	154.89%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the, Secured Overnight Financing Rate (SOFR), the Prime Rate (P) and the alternative base rate (Base) and which resets monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2025.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $20,249.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,417.
(10)The Company holds class A-1 common units in Ambrosia Topco LLC., and a first lien term loan and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(in thousands, except shares)
(unaudited)

(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and class A-2 common units in Pioneer Topco I, L.P.
(12)The Company holds class A-1 common units of KWOR TopCo I, LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC., a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $4,960.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $45,301.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,913.
(15)Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2025 and December 31, 2024, along with transactions during the Nine Months Ended
September 30, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NEWCRED Senior Loan Program I LLC	$—	$32,000	$—	$—	$32,000	$—	$—	$410	$—
Total Controlled Investments	$—	$32,000	$—	$—	$32,000	$—	$—	$410	$—

a.Gross additions include increases in the cost basis of investments resulting from new portfolio investments.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2025, 3.78% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2025
(unaudited)

September 30, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	84.66%
Second lien	5.52%
Subordinated	2.91%
Equity and other	6.91%
Total investments	100.00%

September 30, 2025
Industry Type	Percent of Total Investments at Fair Value
Software	35.06%
Business Services	20.60%
Healthcare	17.92%
Financial Services	6.12%
Consumer Services	6.06%
Distribution & Logistics	3.80%
Education	2.63%
Packaging	2.05%
Investment Fund	2.01%
Consumer Products	1.92%
Food & Beverage	0.69%
Specialty Chemicals & Materials	0.61%
Business Products	0.53%
Total investments	100.00%

September 30, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.74%
Fixed rates	5.26%
Total investments	100.00%
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
September 30, 2025
(in thousands, except for share or unit data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company" or the "Successor") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for United States federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), is a wholly-owned direct subsidiary of the Company, which is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidates this corporation for accounting purposes, but the corporation is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of September 30, 2025, the Company's top five industry concentrations were software, business services, healthcare, financial services and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30,

2025, the Company recognized PIK interest from investments of $2,555 and $7,242, respectively, and PIK dividends from investments of $2,027 and $6,539, respectively. For the three and nine months ended September 30, 2024, the Predecessor recognized PIK interest from investments of $3,498 and $11,326, respectively, and PIK dividends from investments of $2,231 and $7,259, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current. As of September 30, 2025 and December 31, 2024, there were 1 and 1 investments on non-accrual status, respectively.
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

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and nine months ended September 30, 2025 and September 30, 2024:

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Deferred income tax (benefit) provision	$—	$—	$(1)	$145
Current income tax (benefit) expense	73	157	(4)	383
Total income tax (benefit) provision	$73	$157	$(5)	$528
As of September 30, 2025 and December 31, 2024, the Company had $6 and $7, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2024. The 2024 tax year and forward remains subject to examination by the U.S. federal, state, and local tax authorities.
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

Note 3. Investments
At September 30, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,384,907	$1,348,150
Second lien	94,680	87,889
Subordinated	46,269	46,345
Equity and other	120,001	110,046
Total investments	$1,645,857	$1,592,430
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$563,651	$558,260
Business Services	329,961	328,161
Healthcare	314,102	285,384
Financial Services	97,144	97,528
Consumer Services	96,252	96,437
Distribution & Logistics	60,039	60,551
Education	42,760	41,808
Packaging	32,536	32,693
Investment Fund	32,000	32,000
Consumer Products	48,700	30,584
Food & Beverage	10,981	10,975
Specialty Chemicals & Materials	9,609	9,643
Business Products	8,122	8,406
Total investments	$1,645,857	$1,592,430
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,270,528	$1,250,834
Second lien	127,455	119,089
Subordinated	37,346	37,360
Equity and other	89,216	88,281
Total investments	$1,524,545	$1,495,564

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Software	$590,073	$582,562
Healthcare	356,321	344,740
Business Services	252,205	244,350
Consumer Services	92,079	92,297
Financial Services	70,789	71,109
Distribution & Logistics	58,186	59,108
Consumer Products	44,696	40,953
Packaging	31,146	31,342
Education	19,652	19,705
Specialty Chemicals & Materials	9,398	9,398
Total investments	$1,524,545	$1,495,564
During the third quarter of 2025, the Company placed its first lien term loans and revolver in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, the Company's positions in BIG had an aggregate cost basis of $48,700, and aggregate fair value of $30,583 and total unearned income of $1,952 and $1,952, respectively, for the three and nine months then ended.
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
NEWCRED Senior Loan Program LLC
NEWCRED Senior Loan Program I, L.L.C ("SLP I") was formed as a Delaware limited liability company and commenced operations on July 7, 2025. SLP I is structured as a private joint venture investment fund between the Company and SkyKnight Income IV, LLC (“SkyKnight IV”) and operates under a limited liability company agreement (the "SLP I Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP I, which has equal representation from the Company and SkyKnight IV. The investment period may be extended for up to one year pursuant to certain terms of the SLP I Agreement.
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of September 30, 2025, the Company and SkyKnight IV have committed $80,000 and $20,000, respectively, of equity to SLP I. As of September 30, 2025, the Company and SkyKnight IV have contributed $32,000 and $8,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2025.

On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%. As of September 30, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000. As of September 30, 2025, SLP I had total investments with an aggregate fair value of approximately $170,598, and debt outstanding under its credit facility of $108,150. As of September 30, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of September 30, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,159.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of September 30, 2025:

Investment Type	September 30, 2025
First lien investments (1)	$173,178
Weighted average interest rate on first lien investments (2)	7.97%
Number of portfolio companies in SLP I	49
Largest portfolio company investment (1)	$5,985
Total of five largest portfolio company investments (1)	$29,305

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of September 30, 2025:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	9.21%	09/2032	$3,821	$3,744	$3,744
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.50%	12/2031	166	166	167
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.50%	12/2031	2,692	2,697	2,711
Asurion, LLC	Business Services	SOFR(M)(3)	4.25%	8.41%	09/2030	5,622	5,483	5,594
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	7.41%	12/2030	2,985	2,963	2,983
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.75%	7.91%	05/2028	1,263	1,265	1,269
Boxer Parent Company Inc.	Software	SOFR(Q)(3)	3.00%	7.20%	07/2031	1,990	1,975	1,989
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	8.01%	10/2028	5,895	5,761	5,815
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	7.41%	04/2032	3,921	3,907	3,910
Cohnreznick Advisory LLC	Financial Services	SOFR(Q)(3)	3.50%	7.49%	03/2032	3,240	3,243	3,250
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.75%	7.91%	07/2032	3,356	3,339	3,371
Disco Parent, Inc.	Software	SOFR(Q)(3)	3.25%	7.48%	08/2032	2,500	2,494	2,513
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	8.08%	10/2029	4,484	4,481	4,469
Dispatch Acquisition Holdings, LLC	Industrial Services	SOFR(Q)(3)	4.25%	8.40%	03/2028	4,979	4,888	4,878
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	7.16%	08/2030	2,992	2,971	2,923
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	8.25%	04/2029	2,985	2,917	2,986
Finastra USA, Inc.	Software	SOFR(Q)(3)	4.00%	8.04%	09/2032	4,922	4,879	4,907
First Advantage Holdings, LLC	Business Services	SOFR(M)(3)	2.75%	8.07%	10/2031	1,977	1,977	1,934
Foundational Education Group, Inc.	Education	SOFR(M)(3)	4.25%	8.53%	08/2028	3,079	2,833	2,748
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.75%	7.91%	08/2032	4,489	4,478	4,487
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.51%	04/2029	4,979	4,882	4,475
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	8.00%	02/2032	5,985	5,955	5,980
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.35%	08/2028	4,000	3,842	3,985
JSG II, Inc.	Manufacturing	P(Q)(3)	3.50%	10.75%	06/2026	211	211	211
JSG II, Inc.	Manufacturing	P(Q)(3)	3.50%	10.75%	06/2026	3,789	3,789	3,789
Kaseya Inc.	Software	SOFR(M)(3)	3.25%	7.41%	03/2032	3,242	3,246	3,250
KnowBe4, Inc.	Software	SOFR(Q)(3)	3.75%	8.07%	07/2032	4,586	4,585	4,597

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.50%	03/2032	$4,430	$4,367	$4,371
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)(3)	3.00%	7.20%	05/2028	3,980	3,934	3,984
Nexus Buyer LLC	Financial Services	SOFR(M)(3)	4.00%	8.16%	07/2031	4,594	4,567	4,600
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.50%	6.66%	10/2030	1,995	1,990	1,993
Oceankey (U.S.) II Corp.	Media	SOFR(M)(3)	3.50%	7.76%	12/2028	5,818	5,833	5,832
Osaic Holdings, Inc.	Financial Services	SOFR(M)(3)	3.00%	7.16%	07/2032	4,261	4,250	4,263
Osttra Group Ltd.	Financial Services	SOFR(M)(3)	3.50%	7.48%	05/2032	782	786	786
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	7.50%	02/2029	2,147	2,058	2,027
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.50%	12/2027	3,985	3,904	3,933
Pushpay USA Inc.	Software	SOFR(S)(3)	3.75%	7.62%	08/2031	4,129	4,132	4,162
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.75%	04/2028	2,880	2,880	2,892
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.75%	07/2032	4,000	3,941	4,004
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	8.00%	02/2032	736	738	739
Secure Acquisition, Inc.	Packaging	SOFR(Q)(3)	3.75%	7.75%	12/2028	1,122	1,124	1,127
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	7.25%	10/2030	1,496	1,496	1,503
Storable, Inc.	Software	SOFR(M)(3)	3.25%	7.41%	04/2031	2,488	2,491	2,499
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	7.23%	07/2032	4,746	4,732	4,737
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	8.25%	08/2028	2,985	2,985	2,999
TRC Companies LLC	Business Services	SOFR(M)(3)	3.00%	7.16%	12/2028	1,492	1,485	1,496
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	8.16%	10/2031	2,985	2,970	2,991
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.75%	07/2029	4,687	4,693	4,689
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	7.16%	08/2030	3,864	3,840	3,752
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	7.41%	11/2031	5,985	5,970	5,992
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	9.56%	02/2028	2,285	2,286	2,285
Total Funded Investments						$172,019	$170,424	$170,591
Unfunded Investments - First lien
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.50%	12/2031	$249	$—	$2
Cohnreznick Advisory LLC	Financial Services	SOFR(M)(3)	4.00%	7.98%	03/2027	752	1	2
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	7.41%	04/2032	69	2	2
Secretariat Advisors LLC	Business Services	SOFR(M)(3)	4.00%	8.00%	02/2027	89	—	—
Total Unfunded Investments						$1,159	$3	$7
Total Investments						$173,178	$170,427	$170,598

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2025.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")

Below is certain summarized financial information for SLP I as of September 30, 2025

Selected Balance Sheet Information:	September 30, 2025
Investments at fair value (cost of $170,427)	$170,598
Cash and other assets	4,324
Total assets	$174,922

Borrowings	$108,150
Deferred financing costs (net of accumulated amortization of $81)	(1,656)
Payable for unsettled securities purchased	26,316
Other liabilities	1,938
Total liabilities	134,748
Members' capital	$40,174
Total liabilities and members' capital	$174,922

Selected Statement of Operations Information:	Three Months Ended September 30, 2025
Interest income	$1,851
Other income	98
Total investment income	1,949

Interest and other financing expenses	1,255
Other expenses	181
Total expenses	1,436
Net investment income	513
Net change in unrealized appreciation (depreciation) of investments	171
Net increase in members' capital	$684

For the three months ended September 30, 2025, the Company earned approximately $410 of dividend income related to SLP I, which is included in dividend income. As of September 30, 2025, approximately $410 of dividend income related to SLP I was included in interest and dividend receivable.
The Company has determined that SLP I is an investment company under ASC 946; however, in accordance with such guidance the Company will generally not consolidate its investment in a company other than a wholly-owned investment company subsidiary. Furthermore, ASC 810 concludes that in a joint venture where both members have equal decision making authority, it is not appropriate for one member to consolidate the joint venture since neither has control. Accordingly, the Company does not consolidate SLP I.
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of September 30, 2025, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2025:

	Total	Level I	Level II	Level III
First lien	$1,348,150	$—	$47,902	$1,300,248
Second lien	87,889	—	11,629	76,260
Subordinated	46,345	—	—	46,345
Equity and other	110,046	—	—	110,046
Total investments	$1,592,430	$—	$59,531	$1,532,899
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,250,834	$—	$1,842	$1,248,992
Second lien	119,089	—	46,777	72,312
Subordinated	37,360	—	—	37,360
Equity and other	88,281	—	—	88,281
Total investments	$1,495,564	$—	$48,619	$1,446,945

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2025	$1,422,367	$1,212,422	$81,843	$45,578	$82,524
Total gains or losses included in earnings:
Net realized gains (losses) on investments	25	—	—	—	25
Net change in unrealized appreciation (depreciation) of investments	(6,930)	(4,383)	2,001	(29)	(4,519)
Purchases, including capitalized PIK and revolver fundings	207,868	164,483	9,464	796	33,125
Proceeds from sales and paydowns of investments	(108,761)	(72,653)	(34,999)	—	(1,109)
Transfers into Level III (1)	18,330	379	17,951	—	—
Transfers out of Level III (1)	—	—	—	—	—
Fair Value, September 30, 2025	$1,532,899	$1,300,248	$76,260	$46,345	$110,046
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,269)	$(4,722)	$2,001	$(29)	$(4,519)

(1)As of September 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2024	$1,584,506	$1,309,482	$156,739	$36,420	$81,865
Total gains or losses included in earnings:
Net realized losses on investments	2	2	—	—	—
Net change in unrealized appreciation of investments	(8,319)	(7,642)	(750)	154	(81)
Purchases, including capitalized PIK and revolver fundings	14,535	11,909	—	530	2,096
Proceeds from sales and paydowns of investments (1)	(66,251)	(43,911)	(22,000)	(340)	—
Transfers into Level III (2)	—	—	—	—	—
Transfers out of Level III (2)	(42,070)	(1,870)	(40,200)	—	—
Fair Value, September 30, 2024	$1,482,403	$1,267,970	$93,789	$36,764	$83,880
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,317)	$(7,641)	$(750)	$154	$(80)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2024, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(8,945)	(8,510)	(608)	—	173
Net change in unrealized appreciation (depreciation) of investments	(20,893)	(13,823)	1,848	104	(9,022)
Purchases, including capitalized PIK and revolver fundings (1)	425,073	360,073	9,464	8,881	46,655
Proceeds from sales and paydowns of investments (1)	(342,039)	(286,484)	(39,514)	—	(16,041)
Transfers into Level III (2)	32,758	—	32,758	—	—
Fair Value, September 30, 2025	$1,532,899	$1,300,248	$76,260	$46,345	$110,046
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(31,069)	$(23,421)	$1,848	$104	$(9,600)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2024, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Predecessor at September 30, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized losses on investments	(15,779)	(3,197)	(13,025)	—	443
Net change in unrealized appreciation of investments	12,315	(2,922)	14,556	343	338
Purchases, including capitalized PIK and revolver fundings	69,642	61,180	—	1,681	6,781
Proceeds from sales and paydowns of investments (1)	(504,077)	(342,325)	(138,828)	(340)	(22,584)
Transfers into Level III (2)	—	—	—	—	—
Transfers out of Level III(1)	(38,680)	—	(38,680)	—	—
Fair Value, September 30, 2024	$1,482,403	$1,267,970	$93,789	$36,764	$83,880
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,664)	$(6,858)	$(1,537)	$344	$(613)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2024, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2025 and September 30, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of September 30, 2025 and December 31, 2024, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of September 30, 2025 and December 31, 2024, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2025 were as follows:

				Range
Type	Fair Value as of September 30, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,255,478	Market & income approach	EBITDA multiple	7.0x	31.0x	15.8x
			Revenue multiple	4.5x	26.0x	11.1x
			Discount rate	6.1%	18.6%	8.9%
	44,770	Other	N/A(2)	N/A	N/A	N/A
Second lien	76,260	Market & income approach	EBITDA multiple	21.0x	21.0x	21.0x
			Discount rate	8.5%	19.9%	12.6%
Subordinated	46,345	Market & income approach	EBITDA multiple	9.0x	20.0x	15.9x
			Discount rate	12.0%	13.7%	12.7%
Equity and other	78,046	Market & income approach	EBITDA multiple	6.0x	21.0x	8.8x
			Revenue multiple	9.0x	9.0x	9.0x
			Discount rate	8.7%	12.2%	9.7%
	32,000	Income approach	Discount rate	8.9%	10.9%	9.9%
	$1,532,899

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

The fair value measurements of the GS Credit Facility (as defined below) and the NEWCRED Credit Facility (as defined below) are considered Level III investments. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2025 and December 31, 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$443,000	$450,176	$374,707	$383,298
NEWCRED Credit Facility	169,000	170,096	—	—
Unsecured Notes (1)	—	—	200,000	197,053
Total Borrowings	$612,000	$620,272	$574,707	$580,351
(1) The Unsecured Notes were redeemed, in full, on June 25, 2025.
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
For the three and nine months ended September 30, 2025, there were no incentive fees waived by the Company. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
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
For three and nine months ended September 30, 2024, there were there were no incentive fees waived by GIII . The fees that were paid under the GIII Investment Management Agreement for any partial period were appropriately prorated.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2025 and September 30, 2024.

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Management fee	$3,338	$9,500	$2,547	$8,385
Less: management fee waiver	(13)	(53)	—	(168)
Net management fee	$3,325	$9,447	$2,547	$8,217
Incentive fee, excluding accrued incentive fees on capital gains	$3,229	$9,729	$4,106	$14,943
For the three and nine months ended September 30, 2025 and September 30, 2024, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company or under the GIII Investment Management Agreement by the Predecessor, respectively.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of September 30, 2024, the Adviser has made Expense Payments in the amount of $2,679 for which the Company has made $420 in Reimbursement Payments since inception.

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
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") are capitalized on the Company's Consolidated Statements of Assets and Liabilities and were charged against income as other financing expenses over the life of the Unsecured Notes.
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
On June 25, 2025, the Company redeemed, in full, $200,000 aggregate principal amount of the outstanding Unsecured Notes, including any accrued interest through the repayment date.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2025 and September 30, 2024:

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025 (1)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense	$—	$3,593	$1,975	$6,952
Amortization of financing costs	$—	$317	$211	$783
Weighted average interest rate	—%	3.7%	3.7%	3.7%
Effective interest rate	—%	4.1%	4.1%	4.1%
Average debt outstanding	$—	$194,475	$212,536	$249,289
(1) Represents the period from January 1, 2025 to June 25, 2025 when the Unsecured Notes were fully redeemed.
As of September 30, 2025 and December 31, 2024, the outstanding balance on the Unsecured Notes was $0 and $200,000, respectively, and the Company was in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Interest expense	$8,383	$21,431	$11,595	$38,124
Non-usage fee	$200	$1,008	$186	$562
Amortization of financing costs	$343	$1,031	$835	$2,487
Weighted average interest rate	6.6%	6.7%	8.3%	8.3%
Effective interest rate	7.1%	7.3%	9.0%	8.9%
Average debt outstanding	$493,636	$424,900	$546,556	$605,069
As of September 30, 2025 and December 31, 2024, the outstanding balance on the GS Credit Facility was $443,000 and $374,707, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the three and nine months ended September 30, 2025:

	Successor
	Three Months Ended September 30, 2025	Nine months ended September 30, 2025 (1)
Interest expense	$1,395	$1,510
Non-usage fee	$407	$644
Amortization of financing costs	$198	$307
Weighted average interest rate	6.4%	6.4%
Effective interest rate	9.2%	10.5%
Average debt outstanding	$85,522	$59,972
(1) Reflects the period from May 12, 2025 to September 30, 2025.
As of September 30, 2025 and December 31, 2024, the outstanding balance on the NEWCRED Credit Facility was $169,000 and $0, respectively.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2025, the Company had unfunded commitments on revolving credit facilities of $82,125, no outstanding bridge financing commitments, and other future funding commitments of $120,491. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $62,731, no outstanding bridge financing commitments and other future funding commitments of $22,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility and NEWCRED Credit Facility as of September 30, 2025 and December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $87,617 and $45,520, respectively, which could require funding in the future.

Note 9. Net Assets
Successor
The following table summarizes transactions in Shares for three and nine months ended September 30, 2025.

	Three months ended September 30, 2025		Nine Months ended September 30, 2025
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	1,003,238	$24,622	3,023,896	$75,069
Distributions Reinvested	275,361	6,757	710,088	17,611
Share Repurchases	(407,332)	(9,902)	(471,779)	(11,505)
Early repurchase deduction	—	198	—	230
Total increase (decrease)	871,267	$21,675	3,262,205	$81,405
The following table reflects the distributions declared on the Shares for the nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Unit Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
April 22, 2025	April 30, 2025	May 30, 2025	0.19
May 23, 2025	May 31, 2025	June 30, 2025	0.19
June 23, 2025	June 30, 2025	July 31, 2025	0.19
July 24, 2025	July 31, 2025	August 29, 2025	0.19
August 26, 2025	August 29, 2025	September 30, 2025	0.19
September 24, 2025	September 30, 2025	October 31, 2025	0.19
			$1.71
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
During the three and nine months ended September 30, 2025, approximately 407,332 and 471,779 Shares were repurchased, respectively.
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,206,883
May 30, 2025	15,128	—%	$24.55	June 30, 2025	$363,966
August 30, 2025	407,332	1.0%	$24.31	September 30, 2025	$9,704,196

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

Predecessor
For GIII (the Predecessor), there were no Units issued or proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements since March 31, 2022, as Capital Commitments were fully drawn.
The following table reflects the distributions declared on the Units for the nine months ended September 30, 2024.

Date Declared	Record Date	Payment Date	Per Unit Amount
March 7, 2024	March 7, 2024	March 12, 2024	$0.435	(1)
March 20, 2024	March 27, 2024	April 19, 2024	0.279
April 23, 2024	April 24, 2024	April 30, 2024	0.696	(1)
May 14, 2024	May 17, 2024	May 24, 2024	0.565	(1)
June 25, 2024	June 27, 2024	July 19, 2024	0.249
July 10, 2024	July 15, 2024	July 22, 2024	0.44
September 23, 2024	September 27, 2024	October 18, 2024	0.217
			$2.881

(1)Return of capital distribution.

(1)
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for three and nine months ended September 30, 2025 and of the Predecessors members' capital per unit resulting from operations for three and nine months ended September 30, 2024:

	Successor		Predecessor
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted
Numerator for basic & diluted earnings per share (Successor) and per unit (Predecessor):	$13,909	$38,593	$13,619	$80,194
Denominator for basic & diluted weighted average share (Successor) and unit (Predecessor):	42,344,679	40,923,460	114,906,527	114,906,527
Basic & diluted earnings per share (Successor) and per unit (Predecessor):	$0.33	$0.94	$0.12	$0.70

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2025 and the Predecessor's financial highlights for the nine months ended September 30, 2024.

	Successor	Predecessor
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Per share and unit data(1):
Net assets value at the beginning of the period	$25.07	$9.65
Net investment income	1.77	0.74
Net realized and unrealized gains (losses)	(0.82)	(0.04)
Total net increase	0.95	0.70
Placement fees (3)	—	—
Distributions declared to shareholders and Predecessor's unitholders from net investment income	(1.71)	(0.74)
Return of capital distributions	—	(2.14)
Early repurchase deduction (3)	—	—
Net assets value at the end of period	$24.31	$7.47
Total return based on net assets and Predecessor's members' capital(2)	3.88%	9.14%
Shares or Predecessor's Units outstanding at end of period	42,287,209	114,906,527
Average weighted shares or Predecessor's units outstanding for the period	40,923,460	114,906,527
Average net assets and members' capital for the period	$1,015,910	$987,651
Ratio to average net assets and Predecessor's members' capital:
Net investment income(4)	9.49%	11.45%
Total expenses, before waivers/reimbursements (4)	7.09%	10.55%
Total expenses, net of waivers/reimbursements (4)	7.07%	10.53%

Average debt outstanding—Unsecured Notes	$194,475	$249,289
Average debt outstanding—GS Credit Facility	424,900	605,069
Average debt outstanding—NEWCRED Credit Facility	59,972	N/A
Asset coverage ratio	268.00%	221.29%
Portfolio turnover	20.57%	0.93%

Capital Commitments	N/A	$1,149,065
Funded Capital Commitments	N/A	$1,149,065
% of Capital Commitments funded	N/A	100.00%

(1)Per share and unit data is based on weighted average share or units outstanding for the respective period (except for distributions declared to shareholders or unitholders, which are based on actual rate per share or unit, respectively). Per share data is relevant for the Company's period of nine months ended September 30, 2025 and per unit data is relevant for GIII period of nine months ended September 30, 2024. The Company's shares were offered at an initial purchase price of $25.00.
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
(4)Amounts are annualized except for organizational and offering expenses. For nine months ended September 30, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support/recoupment.

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
October Subscriptions and Dividend Declarations
The Company received approximately $8.4 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective October 1, 2025.
On October 23, 2025, the Board declared a distribution of 0.19 per share which is payable on November 28, 2025 to shareholders of record as of October 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2025 (Successor), the related consolidated statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 (Successor) and 2024 (Predecessor), the consolidated statements of cash flows for the nine-month periods ended September 30, 2025 (Successor) and 2024 (Predecessor), and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 12, 2025

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
Overview
We are a Maryland statutory trust formed on August 19, 2024. We are a closed end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII” or "the Predecessor"). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser, dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C., our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc, our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware, is treated as a corporation for U.S. federal income tax purposes and is intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidate NEWCRED OEC for accounting purposes, but it is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of September 30, 2025, our top five industry concentrations were software, business services, healthcare, financial services and consumer services.
As of September 30, 2025, our net assets were approximately $1,028.2 million and our portfolio had a fair value of approximately $1,592.4 million in 106 portfolio companies.

Recent Developments
October Subscriptions and Dividend Declarations
The Company received approximately $8.4 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective October 1, 2025.
On October 23, 2025, the Board declared a distribution of 0.19 per share which is payable on November 28, 2025 to shareholders of record as of October 31, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2025.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2025.
NEWCRED Senior Loan Program LLC
NEWCRED Senior Loan Program I, L.L.C ("SLP I") was formed as a Delaware limited liability company and commenced operations on July 7, 2025. SLP I is structured as a private joint venture investment fund between the Company and SkyKnight Income IV, LLC (“SkyKnight IV”) and operates under a limited liability company agreement (the "SLP I Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP I, which has equal representation from the Company and SkyKnight IV. The investment period may be extended for up to one year pursuant to certain terms of the SLP I Agreement.
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis, based on their equity commitments, as transactions are completed. Any decision by SLP I to call on capital commitments requires approval by the board of managers of SLP I. As of September 30, 2025, the Company and SkyKnight IV have committed $80,000 and $20,000, respectively, of equity to SLP I. As of September 30, 2025, the Company and SkyKnight IV have contributed $32,000 and $8,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%, and after the availability period it will bear SOFR plus 1.62%. As of September 30, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000. As of September 30, 2025, SLP I had total investments with an aggregate fair value of approximately $170,598, and debt outstanding under its credit facility of $108,150. As of September 30, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of September 30, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,159.
Below is a summary of SLP I's portfolio as of September 30, 2025:

Investment Type	September 30, 2025
First lien investments (1)	173,178,362
Weighted average interest rate on first lien investments (2)	7.97%
Number of portfolio companies in SLP I	49
Largest portfolio company investment (1)	5,985,000
Total of five largest portfolio company investments (1)	29,305,000

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP I's consolidated portfolio as of September 30, 2025 and additional information on certain summarized financial information for SLP I as of September 30, 2025 and for the three months ended September 30, 2025.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended September 30, 2025 and September 30, 2024, the Company recognized PIK interest from investments of $2.6 million and $3.5 million, respectively, and PIK dividends from investments of $2.0 and $2.2 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, the Company recognized PIK interest from investments of $7.2 million and $11.3 million, respectively, and PIK dividends from investments of $6.5 million and $7.3 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2025:

(in millions)	As of September 30, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,389.7	84.4%	$1,387.7	87.1%
Yellow	123.8	7.5%	107.8	6.8%
Orange	83.6	5.1%	66.3	4.2%
Red	48.7	3.0%	30.6	1.9%
	$1,645.8	100.0%	$1,592.4	100.0%
As of September 30, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of 5 portfolio companies that had a Yellow Risk Rating, 4 portfolio companies that had an Orange Risk Rating, and 1 portfolio company that had a Red Risk Rating.
During the third quarter of 2025, the Company placed its first lien term loans and revolver in Notorious Topco, LLC ("BIG") on non-accrual status. As of September 30, 2025, the Company's positions in BIG had an aggregate cost basis of

$48,700, and aggregate fair value of $30,583 and total unearned income of $1,952 and $1,952, respectively, for the three and nine months then ended.
Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,592.4 million in 106 portfolio companies at September 30, 2025 and approximately $1,495.6 million in 72 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2025 and September 30, 2024:

	Successor	Predecessor
(in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Investments in 60 and 15, respectively, new and existing portfolio companies	$429.2	$17.1
Debt repayments in existing portfolio companies	(305.8)	(429.8)
Sales of securities in 3 and 6 portfolio companies, respectively	(14.5)	(54.9)
Change in unrealized appreciation on 35 and 44 portfolio companies, respectively	15.5	27.4
Change in unrealized depreciation on 75 and 51 portfolio companies, respectively	(39.9)	(16.1)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Total interest income	$38,012	$45,460
Dividend income	2,437	2,231
Fee income	1,254	216
Total investment income	$41,703	$47,907
Our total investment income decreased by approximately $6.2 million, or 13%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. For the three months ended September 30, 2025, total investment income of approximately $41.7 million consisted of approximately $34.3 million in cash interest from investments, approximately $2.6 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $2.4 million in dividends from investments and approximately $1.3 million in fee income.
The decrease in interest income of approximately $7.4 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to was primarily due to lower interest rates and lower invested balances as a result of repayments received by the Company and the Predecessor since September 30, 2024. Dividend income increased by $0.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Fee income during the three months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 13 portfolio companies.

Operating Expenses

	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Management fee	$3,338	$2,547
Less: management fee waiver	(13)	—
Net management fee	$3,325	$2,547
Interest and other financing expenses	10,956	14,837
Incentive fee	3,229	4,106
Administrative expenses	678	641
Professional fees	547	2,074
Organizational and offering expenses	332	—
Other general and administrative expenses	63	432
Net expenses before expense support and income taxes	19,130	24,637
Plus: recoupment of expense support	210	—
Less: expense support	(283)	—
Net expenses before income taxes	19,057	24,637
Income tax expense (benefit)	73	(4)
Net expenses after income taxes	$19,130	$24,633
Our total net operating expenses decreased by approximately $5.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Our incentive fee decreased by approximately $0.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the lower pre-incentive fee net investment income for the three months ended September 30, 2025. Our net management fee increased by approximately $0.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the increased management fee rate payable for the Company and the increased net assets of the Company as compared to the Predecessor's lower contributed capital balance.
Interest and other financing expenses decreased by approximately $3.9 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to lower average debt outstanding during the period, and decreased spread and SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees and other general and administrative expenses decreased by approximately $1.5 million and $0.4 million, respectively, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the Predecessor recognizing expenses related to the Merger within the three months ended September 30, 2024. Our administrative expenses remained relatively flat, during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Income tax expense increased minimally during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Successor	Predecessor
(in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net realized gains (losses) on investments	$25	$139
Net change in appreciation (depreciation) of investments	(8,689)	(9,795)
Benefit (provision) for taxes	—	1
Net realized and unrealized (losses) gains	$(8,664)	$(9,655)
Our net realized gains and unrealized depreciation resulted in a net loss of approximately $8.7 million for the three months ended September 30, 2025 as compared to net realized gains and unrealized depreciation resulting in a net loss of approximately $9.7 million for the three months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and Ambrosia Topco LLC during the period. The net loss for the three months ended September 30, 2024 was primarily driven by unrealized depreciation in KWOR Acquisition, Inc., CC Blue Bidco, Inc., and CFS Management, LLC during the period.
Results of Operations for the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Successor	Predecessor
(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total interest income	$115,711	$154,446
Dividend income	6,949	7,259
Fee income	3,239	837
Total investment income	$125,899	$162,542
Our total investment income decreased by approximately $36.6 million, or 23%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. For the nine months ended September 30, 2025, total investment income of approximately $125.9 million consisted of approximately $105.2 million in cash interest from investments, approximately $0.2 million in prepayment fees, approximately $7.2 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.2 million, approximately $6.9 million in dividends from investments and approximately $3.2 million in fee income.
The decrease in interest income of approximately $38.7 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to lower interest rates and lower invested balances as a result of repayments received by the Company and the Predecessor since September 30, 2024. Dividend income decreased by $0.3 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Fee income during the nine months ended September 30, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to closing fees received, amendment fees received from one portfolio company and upfront fees received from 30 portfolio companies.

Operating Expenses

	Successor	Predecessor
(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Management fee	$9,500	$8,385
Less: management fee waiver	(53)	(168)
Net management fee	$9,447	$8,217
Interest and other financing expenses	29,933	49,033
Incentive fee	9,729	14,943
Administrative expenses	2,236	1,970
Professional fees	1,704	2,753
Organizational and offering expenses	713	—
Other general and administrative expenses	210	551
Net expenses before expense support and income taxes	53,972	77,467
Plus: recoupment of expense support	420	—
Less: expense support	(616)	—
Net expenses before income taxes	53,776	77,467
Income tax expense (benefit)	157	383
Net expenses after income taxes	$53,933	$77,850

Our total net operating expenses decreased by approximately $23.9 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Our incentive fee decreased by approximately $5.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the lower pre-incentive fee net investment income for the nine months ended September 30, 2025. Our net management fee increased by approximately $1.2 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the increased management fee rate payable for the Company and the increased net assets of the Company as compared to the Predecessor's lower contributed capital balance.
Interest and other financing expenses decreased by approximately $19.2 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower average debt outstanding during the period and decreased spread and SOFR rates on our floating rate borrowings on the GS Credit Facility.
Our total professional fees decreased by approximately $1.0 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the Predecessor recognizing expenses related to the Merger within the period. Total administrative expenses increased by $0.3 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, as the Predecessor was not in its investment period for the nine months ended September 30, 2024 and as such incurred less expenses. Our other general and administrative expenses remained relatively flat during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

	Successor	Predecessor
(in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net realized gains (losses) on investments	$(8,945)	$(15,677)
Net change in appreciation (depreciation) of investments	(24,428)	11,324
Benefit (provision) for taxes	—	(145)
Net realized and unrealized (losses) gains	$(33,373)	$(4,498)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $33.4 million for the nine months ended September 30, 2025 as compared to net realized losses and unrealized appreciation resulting in a net loss of approximately $4.5 million for the nine months ended September 30, 2024. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc. during the period. The net loss for the nine months ended September 30, 2024 was primarily driven by the overall increase in market prices of the Predecessor's investments, offset by the net realized losses on New Trojan Parent, Inc. and TMK Hawk Parent, Corp during the period.
Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2025, our asset coverage ratio was 268.0%.
The following table summarizes transactions in Shares for the three and nine months ended September 30, 2025:

	Three months ended September 30, 2025		Nine Months ended September 30, 2025
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	1,003,238	$24,622	3,023,896	$75,069
Distributions Reinvested	275,361	6,757	710,088	17,611
Share Repurchases	(407,332)	(9,902)	(471,779)	(11,505)
Early repurchase deduction	—	198	—	230
Total increase (decrease)	871,267	$21,675	3,262,205	$81,405
As of September 30, 2025 our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. As of December 31, 2024, our borrowings consisted of the Unsecured Notes (issued by GIII) and the GS Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $78.1 million and $66.7 million, respectively. Our cash provided by (used in) operating activities for the nine months ended September 30, 2025 and September 30, 2024 was approximately $(57.4) million and $527.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $202.6 million and $85.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $87.6 million and $45.5 million, respectively, which could require funding in the future. As of September 30, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.
Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$443.0	$—	$—	$443.0	$—
NEWCRED Credit Facility (2)	169.0	—	—	169.0	—
Total Contractual Obligations	$612.0	$—	$—	$612.0	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($443.0 million as of September 30, 2025) must be repaid on or before (a) December 17, 2029, or (b) 45 days prior to the expiration of our Term. As of September 30, 2025, there was approximately $207.0 million in capacity, subject to borrowing base limitations, remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($169.0 million as of September 30, 2025) must be repaid on or before May 10, 2030. As of September 30, 2025, there was approximately $341.0 million in capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the NEWCRED Credit Facility.
We have entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser in accordance with the 1940 Act. Under the Investment Advisory Agreement, the Investment Adviser has agreed to provide us with investment advisory and management services. We have agreed to pay for these services (1) a management fee and (2) an incentive fee based on our performance.

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
Distributions and Dividends
Distributions declared to shareholders (or unitholders of GIII) for the nine months ended September 30, 2025 and September 30, 2024 were approximately $70.0 million and $331.0 million, respectively.
Tax characteristics of all distributions paid are reported to shareholders (or unitholders of GIII) on Form 1099 or Form 1042 after the end of the calendar year. For the period from January 1, 2024 to December 16, 2024 and the year ended December 31, 2023, total distributions declared for GIII were $373.6 million and $138.3 million, respectively, of which the distributions were both comprised of approximately 26.61% and 100.00%, respectively, of ordinary income, 0.76% and 0.00%, respectively, of long-term capital gains and 72.63% and —%, respectively, of a return of capital. For the period from December 17, 2024 to December 31, 2024, no distributions were declared to shareholders of the Company. Future monthly distributions, if any, will be determined by our board of trustees.
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
•We have entered into the Expense Support and Conditional Reimbursement Agreement with the Investment Adviser. The Investment Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense. Any Expense Payment that the Investment Adviser has committed to pay must be paid by the Investment Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Investment Adviser or its affiliates. The Investment Adviser has elected to bear all of our organization and offering costs until the initial closing of our offering.
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2025, approximately $0.4 million and $1.2 million, respectively, of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2025, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of trustees and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of trustees make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the board of trustees will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of trustees.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve decreased interest rates by 0.25% in September and October of 2025, and previously held interest rates steady in the first and second quarters of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In an elevated interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest income and potentially adversely affecting our operating results. For nine months ended on September 30, 2025, certain of the loans held in our portfolio had floating SOFR or Prime interest rates. As of September 30, 2025, 94.74% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 5.26% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on the floating SOFR rate.

The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2025. Interest expense is calculated based on the terms of our outstanding credit facility and the Unsecured Notes (issued by GIII). For our borrowings, we use the outstanding balance as of September 30, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2025. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(15.51)%
-150 Basis Points	(11.63)%
-100 Basis Points	(7.75)%
-50 Basis Points	(3.88)%
+50 Basis Points	3.88%
+100 Basis Points	7.75%
+150 Basis Points	11.63%
+200 Basis Points	15.51%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2025. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2025 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Equity Securities and Use of Proceeds
None, other than those already disclosed in certain current reports on Form 8-K filed with the SEC.
Issuer Purchases of Equity Securities
    Beginning with the fiscal quarter ended March 31, 2025, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter, up to 5% of the NAV of the Company’s Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

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

During the three months ended September 30, 2025, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased (1)	Number of Shares Repurchased
August 1, 2025	August 30, 2025	$24.31	$9,704,196	407,332
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
(6)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(7)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer