Form 10-K
period 2025-12-31
New Mountain Private Credit Fund
filed 2026-02-27
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-K
_________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interests outstanding as of February 27, 2026 was 42,486,057. As of June 30, 2025, there was no established public market for the registrant's common shares of beneficial interests.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
Item 1.    BUSINESS.
New Mountain Private Credit Fund, (the "BDC", the "Company", "NEWCRED", "Successor", "we", "us" or "our") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for United States federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C, our wholly-owned direct subsidiary, was formed on August 5, 2019 in Delaware as a limited liability company whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc, our wholly-owned direct subsidiary, was formed on December 2, 2021 in Delaware. Prior to its dissolution, NEWCRED OEC was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity-like investments in one of our portfolio companies organized as a limited liability company; we consolidated NEWCRED OEC for accounting purposes, but it was not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
Merger
On December 17, 2024, we completed our previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (the "Predecessor" or “GIII”). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among us, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). Our consolidated financial statements are presented as the Predecessor for the periods prior to the Merger on December 17, 2024, and as the Successor for all subsequent periods. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their GIII units to us prior to the closing in exchange for our common shares of beneficial interest ("Shares"). As a result of the Merger, we issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
New Mountain Finance Advisers, L.L.C.
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. In particular, the Investment Adviser is responsible for identifying attractive investment opportunities, conducting research and due diligence on prospective investments, structuring our investments and monitoring and servicing our investments. The Investment Adviser is managed by a six member investment committee (the "Investment Committee'), which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. For additional information on the Investment Committee, see "Investment Committee".
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
Non-Exchange Traded, Perpetual-Life BDC
The Company is non-exchange traded, which means that its shares are not listed for trading on a stock exchange or other securities market, and is a perpetual-life BDC, which means that it is an investment vehicle of indefinite duration. The Company's shares are intended to be sold monthly on a continuous basis at a price equal to the Company’s monthly net asset value ("NAV") per share. In our perpetual-life structure, subject to the discretion of our Board of Trustees (the "Board") we may offer investors an opportunity to repurchase a portion of their Shares on a quarterly basis, but we are not obligated to offer to repurchase any Shares in any particular quarter in the Board's discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Company being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a liquidity event (e.g., a merger or sale) at any time in the future, we currently do not intend to undertake a liquidity event, and we are not obligated by our amended and restated declaration of trust (the "Declaration of Trust"), bylaws, or otherwise to effect a liquidity event at any time.
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
As of December 31, 2025, our top five industry concentrations were business services, software, healthcare, financial services & technology, consumer services. At December 31, 2025, our portfolio consisted of 125 portfolio companies and was invested 87.3% in first lien loans, 3.5% in second lien loans, 2.5% in subordinated loans and 6.7% in equity and other, as measured at fair value, versus 72 portfolio companies invested 83.6% in first lien loans, 8.0% in second lien loans, 2.5% in subordinated loans and 5.9% in equity and other, as measured at fair value at December 31, 2024.
The fair value of our investments, as determined in good faith by our Board, was approximately $2,064.2 million in 125 portfolio companies at December 31, 2025 and approximately $1,495.6 million in 72 portfolio companies at December 31, 2024. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.

The following summarizes our ten largest portfolio company investments and our top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of fair value as of December 31, 2025:

Portfolio Company	Percent of Total Investments at Fair Value
Paw Midco, Inc.	2.6%
NEWCRED Senior Loan Program I LLC	2.3%
Al Altius US Bidco, Inc.	2.3%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)	2.3%
Dealer Tire Holdings, LLC	2.3%
GS Acquisitionco, Inc.	2.2%
CCBlue Bidco, Inc.	2.1%
Anaplan, Inc.	2.0%
WEG Sub Intermediate Holdings, LLC	1.9%
IG Investments Holdings, LLC	1.9%
21.9%

Industry Type	Percent of Total Investments at Fair Value
Business Services	30.0%
Software	21.9%
Healthcare	16.2%
Financial Services & Technology	11.9%
Consumer Services	5.4%
Distribution & Logistics	4.7%
Investment Fund	2.3%
Education	2.0%
Packaging	1.9%
Consumer Products	1.6%
Business Products	1.1%
Food & Beverage	0.5%
Specialty Chemicals & Materials	0.5%
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
•Private equity sponsorship. We generally seek to invest in companies in conjunction with private equity sponsors who we know and trust and who have proven capabilities in building value.
• Seasoned management team. We generally require that portfolio companies have a seasoned management team with strong corporate governance. Oftentimes we have a historical relationship with or direct knowledge of key managers from previous investment experience.
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
Investment Committee
The Investment Adviser is managed by a six member Investment Committee, which is responsible for approving purchases and sales of our investments above $10.0 million in the aggregate by a single issuer. The Investment Committee currently consists of Steven B. Klinsky, Robert A. Hamwee, John R. Kline, Adam B. Weinstein, and Laura C. Holson. The sixth and final member of the Investment Committee will consist of a New Mountain Capital Managing Director who will hold the position on the Investment Committee on an annual rotating basis. Robert Mulcare served on the Investment Committee from August 2024 to July 2025. Beginning in August 2025, Harris Kealey was appointed to the Investment Committee for a one year term. In addition, our executive officers and certain investment professionals of the Investment Adviser are invited to all Investment Committee meetings. Purchases and dispositions below $10.0 million may be approved by our chief executive officer. These approval thresholds are subject to change over time. We expect to benefit from the extensive and varied relevant experience of the investment professionals serving on the Investment Committee, which includes expertise in private equity, primary and secondary leveraged credit, private mezzanine finance and distressed debt.
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
Portfolio Company Monitoring
We monitor the performance and financial trends of our portfolio companies on at least a quarterly basis. We attempt to identify any developments within the portfolio company, the industry or the macroeconomic environment that may alter any material element of our original investment strategy. Our portfolio monitoring procedures are designed to provide a simple yet comprehensive analysis of our portfolio companies based on their operating performance and underlying business characteristics, which in turn forms the basis of its Risk Rating. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Portfolio and Investment Activity in this Annual Report on Form 10-K for details.
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
As a BDC, we will not generally be permitted to invest in any portfolio company in which the Investment Adviser or any of its affiliates currently have an investment or make any co‑investments with the Investment Adviser or its affiliates without an exemptive order from the SEC. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for us to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where an affiliate of us has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee our participation in the co-investment program. As required by the Exemptive Order,we have adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to the Board.
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
In addition, as a BDC, we are not permitted to issue Shares in consideration for services provided to us.
Taxation as a Regulated Investment Company
We have elected to be treated for United States federal income tax purposes, and intend to comply with the requirements to continue to qualify annually, as a RIC under Subchapter M of the Code.
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the distribution reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Shares. For additional information about the distribution reinvestment plan see Item 5.— Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities—Distribution Reinvestment Plan in this Annual Report on Form 10-K.
Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited.
At the discretion of the Board, we have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer Shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. For additional information about the share repurchase program see Item 5.— Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities—Share Repurchase Program in this Annual Report on Form 10-K.
The Private Offering
We expect to continue to conduct a continuous private offering of our Shares on a monthly basis to accredited investors (as defined in Regulation D under the Securities Act) in reliance on the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.
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
The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under the 1940 Act. We are externally managed by our Investment Adviser and pay our Investment Adviser a fee for its services. The following summarizes our arrangements with the Investment Adviser pursuant to the investment advisory agreement (the "Investment Advisory Agreement"). Following approval from our initial shareholders, the Investment Advisory Agreement became effective on November 7, 2024. The Board most recently re-approved the Investment Advisory Agreement on February 11, 2026 for a period of 12 months commencing on March 1, 2026.
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
Management Fees
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
As of December 31, 2025, 5.1% of our total assets were non-qualifying assets.
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
Temporary Investments
Pending investments in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high‑quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as "temporary investments," so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. We had no temporary investments as of December 31, 2025.
Repurchase Agreements
A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed‑upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed‑upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of total gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. We had no repurchase agreements as of December 31, 2025.
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
Available Information
We file or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information as required by the Exchange Act and the 1940 Act. The SEC maintains a website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at www.sec.gov.
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
Past performance of investment entities associated with New Mountain Capital and its affiliates is not necessarily indicative of future results. There can be no assurance that we will achieve comparable results or that our performance objectives will be achieved. In particular, we do not expect to replicate the historical performance of New Mountain Capital's investments, or those of certain affiliates that have also elected to be regulated as a BDC, including New Mountain Finance Corporation ("NMFC"), NMF SLF I, Inc., New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. In addition, our investment strategies may differ from those of New Mountain Capital or its affiliates. We, as a BDC and as a RIC, are subject to certain regulatory restrictions that do not apply to New Mountain Capital or certain of its affiliates.
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
Risk of Tariffs
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments including China, have instituted retaliatory tariffs on certain U.S. goods to tariffs on goods imported into the United States including from China, Canada and Mexico. Although the Supreme Court has recently invalidated tariffs imposed under the International Emergency Economic Powers Act ("IEEPA"), the current administration has sought to replace such tariffs with rates imposed under alternative statutory mechanisms, and may continue to seek to impose similar tariffs in the future. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products or services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose business rely on goods imported from such jurisdictions.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including uncertainty with respect to refunds for tariffs imposed under IEEPA. These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.
Changes in U.S. Policy

Political and governmental shifts in the United States have led to changing stances on numerous domestic and international issues. These changes, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Actions taken by the United States government domestically, in the Western hemisphere, or globally may have significant global effects—including on market and financial conditions, trade policies, tax rates, legal or regulatory regimes and broader economic and social dynamics. Such actions could also prompt additional reciprocal, retaliatory, or responsive measures from other countries, regional blocs (including the European Union), corporations, or other market participants. The United States has taken certain actions to, and has indicated that it may continue seek to, withdraw from, renegotiate, amend, rescind or not abide by certain agreements, policies, regulations, statutes and other measures, and could pursue policy outcomes that may diverge significantly from prior assumptions. However, the specific measures that will be further implemented or enacted, as well as their impact on us and our portfolio companies, remain uncertain and could change frequently. Any such developments could materially affect our projections, goals, assumptions, targets, estimates, forecasts, strategies or plans in ways that cannot currently be determined with any certainty, including through effects (inside and outside the United States) on the desirability of certain financial or nonfinancial assets, the investability of certain countries or regions, the business prospects of certain industries, the certainty or predictability of legal systems and otherwise

CERTAIN RISKS RELATING TO PORTFOLIO INVESTMENTS
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
We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower's business or exercise control over a borrower. It is possible that we could become subject to a lender's liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re‑characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors. A portfolio company also may file for bankruptcy to stay foreclosure proceedings, delaying our ability to enforce our rights.

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
Risk of Limited Number of Investments; Dependence on Performance of Certain Investments
We may participate in a limited number of portfolio investments and, as a consequence, our aggregate return may be substantially adversely affected by the unfavorable performance of even a single portfolio investment. Moreover, there are no assurances that all of our portfolio investments will perform well or even return capital. Therefore, if certain portfolio investments perform unfavorably, for us to achieve above‑average returns, one or a few of our portfolio investments must perform well. There can be no assurance that this will be the case. In addition, other than us seeking to meet the diversification requirements by virtue of our intention to be a RIC for U.S. federal income tax purposes, investors have no assurance as to the degree of diversification of our portfolio investments, either by geographic region, industry or transaction type. To the extent we concentrate portfolio investments in a particular issuer, industry, sub‑sector, security, investment type, or geographic region, we will become more susceptible to fluctuations in value resulting from adverse economic and business conditions with respect thereto. In addition, certain geographic regions, industries and/or sub‑sectors may be more adversely affected by economic pressures when compared to other geographic regions, industries or sub‑sectors.
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
Hedging; Derivative Instruments
Rule 18f-4 under the 1940 Act relates to the use of derivatives and other transactions that create future payment or delivery obligations by BDCs (and other funds that are registered investment companies). Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, certain derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a "limited derivatives user", as defined in Rule 18f-4. A BDC that enters into reverse repurchase agreements or similar financing transactions could either (i) comply with the asset coverage requirements of Section 18, as modified by Section 61 of the 1940 Act, when engaging in reverse repurchase agreements or (ii) choose to treat such agreements as derivatives transactions under Rule 18f-4. In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. If the BDC cannot meet this requirement, it is required to treat the unfunded commitment as a derivatives transaction subject to the aforementioned requirements of Rule 18f-4. Collectively, these requirements may limit our ability to use derivatives and/or enter into certain other financial contracts. We qualify as a “limited derivatives user,” and as a result the requirements applicable to us under Rule 18f-4 may limit our ability to use derivatives and enter into certain other financial contracts. However, if we fail to qualify as a limited derivatives user and become subject to the additional requirements under Rule 18f-4, compliance with such requirements may increase cost of doing business, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Equity Investments
When we invest in portfolio companies, we may acquire warrants or other equity-related securities of portfolio companies as well. We may also invest in equity-related securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We will generally have little, if any, control over the timing of any gains we may realize from our equity investments. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.
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

Currency and Exchange Rate Risks
A portion of our portfolio investments, and the income received by us with respect to such portfolio investments, may be denominated in currencies other than U.S. dollars ("USD"). However, our books will be maintained, and capital subscriptions to and distributions from us generally will be made, in U.S. dollars. Accordingly, changes in currency exchange rates may adversely affect the dollar value of portfolio investments, interest amounts and other payments received by us, gains and losses realized on the sale of investments and the amount of distributions, if any, to be made by us. We will incur costs in converting investment proceeds from one currency to another. The Investment Adviser may enter into hedging transactions designed to reduce such currency risks. See also "Hedging Policies/Risks" above. Furthermore, Shares are denominated in U.S. dollars. Investors subscribing for Shares in any country in which U.S. dollars are not the local currency should note that changes in the value of exchange between U.S. dollars and such currency may have an adverse effect on the value, price or income of the investment to such investor. There may be foreign exchange regulations applicable to investments in foreign currencies in certain jurisdictions. Each prospective investor should consult with its own counsel and advisors as to all legal, tax, financial and related matters concerning an investment in the Shares.
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
In December 2015, the United Nations adopted a climate accord (the "Paris Agreement") with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions.The current presidential administration has announced the United States would cease participation. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation, which could increase their operating costs and/or decrease their revenues, which may, in turn, impact their ability to make payments on our investments.

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
On the other hand, we may similarly face damage to our brand or reputation if we do not adequately address differing stakeholder perspectives on ESG policies and disclosure. Some stakeholders and regulators have increasingly expressed opposing views and investment expectations with respect to ESG initiatives, and certain regulators, including federal agencies, state legislatures and the U.S. Congress, have proposed, enacted, or indicated an intent to pursue, “anti-ESG” policies or initiated related investigations or litigation. This divergence increases the risk that any action, or lack thereof, with respect to ESG matters will be perceived negatively by at least some stakeholders and could adversely impact our reputation and business.
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
Developments in the Banking Sector
In 2023 bank closures in the United States caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions – in particular smaller and/or regional banks –experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions may withdraw significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of banks that have closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include us and/or our portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances. As a consequence, for example, we and/or our portfolio companies may be delayed or prevented from accessing money, making any required payments under their own debt or other contractual obligations or pursuing key strategic initiatives, and shareholders may be impacted in their ability to honor capital calls and/or receive distributions. In addition, such bank failures or instability could affect, in certain circumstances, the ability of both affiliated and unaffiliated joint venture partners, co-lenders, syndicate lenders or other parties to undertake and/or execute transactions with us, which in turn may result in fewer investment opportunities being made available to us, result in shortfalls or defaults under existing investments, or impact our ability to provide additional follow-on support to portfolio companies. In addition, in the event that a financial institution that provides credit facilities and/or other financing to us or its portfolio companies closes or experiences distress, there can be no assurance that such bank will honor its obligations or that we or our portfolio company will be able to secure replacement financing or capabilities at all or on similar terms. There can be no assurances that we or our portfolio companies will establish banking relationships with multiple financial institutions, and we and our portfolio companies are expected to be subject to contractual obligations to maintain all or a portion of their respective assets with a particular bank (including, without limitation, in connection with a credit facility or other financing transaction).
Uncertainty caused by bank failures – and general concern regarding the financial health and outlook for other financial institutions – could have an overall negative effect on banking systems and financial markets generally. These developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/ or adversely affect us, our portfolio companies or their respective financial performance.
Dependence on Banking Relationships
The financial markets have previously encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks that may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors in the past, there is no guarantee that the federal government will do so again in the future and other banks may be materially and adversely impacted. Our business is dependent on bank relationships. Strain on the financial health of banks with which we (or our portfolio companies) do or may in the future do business may adversely impact our business, financial condition and results of operations.

Additionally, banks, brokers, hedging counterparties, lenders or other custodians of some or all of the Company’s assets (each, a “Financial Institution”) may fail to perform its obligations or experiences insolvency, closure, receivership or other financial distress or difficulty (each, a “Distress Event”). Distress Events can be caused by factors including eroding market sentiment, significant withdrawals, fraud, malfeasance, poor performance or accounting irregularities. In the event a
Financial Institution experiences a Distress Event, the Company may not be able to access deposits, borrowing facilities or other services for an extended period of time or ever.Distress events affecting financial institutions may also adversely impact our portfolio companies, which may maintain deposits or banking relationships with such institutions. Banking disruptions affecting portfolio companies could impair their ability to access working capital, make payroll, meet operating expenses, or service their obligations to us, which could result in defaults, reduced valuations, or credit losses.

CERTAIN RISKS RELATING TO OUR SHARES AND OPERATIONS
No Market for Shares; Transferability Restrictions
Our Shares have not been registered under the Securities Act, or applicable securities laws of any U.S. state or the securities laws of any other jurisdiction and, therefore, cannot be resold unless they are subsequently registered under the Securities Act and any other applicable securities laws or an exemption from such registration is available. It is not contemplated that registration of the Shares under the Securities Act or other securities laws will ever be effected. There is no public market for our Shares and one is not expected to develop. Accordingly, it may be difficult to obtain reliable information about the value of our Shares. Each shareholder must be an "accredited investor" (as defined in Regulation D promulgated under the Securities Act) and is required to represent, among other customary private placement representations, that it is acquiring our Shares for its own account and for investment purposes only and not with a view to resell or distribute and that it will only sell and transfer its Shares to an accredited investor under applicable securities laws or in a manner permitted by the Declaration of Trust and consistent with such laws. Subject to a few limited exceptions, a shareholders will not be permitted to directly or indirectly assign, sell, exchange, mortgage, pledge or transfer any of its Shares or any of its rights or obligations with respect to its Shares, except by operation of law, without the prior written consent of the Investment Adviser, which consent may be given or withheld in accordance with our Declaration of Trust. We have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding as of the close of the previous calendar quarter. However, our Board may amend or suspend the share repurchase program at any time. As a result, Share repurchases may not be available in every quarter, or may only be available in an amount less than 5% of our Shares outstanding. Further, except in limited circumstances, voluntary withdrawals from us will not be permitted. Shareholders must be prepared to bear the risks of owning Shares for an extended period of time.

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
Most of our investments are and may be in the form of securities or loans that are not publicly traded or actively traded on a secondary market, and these investments may not have a readily available market quotation. Under the 1940 Act, we are required to carry our portfolio investments at fair value or, if there is no readily available market quotation, at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. We value our investments for which we do not have readily available market quotations monthly, or more frequently as circumstances require, at fair value as determined in good faith by our Board in accordance with our valuation policy, which is at all times consistent with GAAP and the 1940 Act. See Item 1. Business—Valuation of Portfolio Securities in this Annual Report on Form 10-K for additional information on valuations.
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
We rely on exemptive relief granted to us, the Investment Adviser and certain of our affiliates by the SEC that allows us to engage in co‑investment transactions with other affiliated funds of the Investment Adviser, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Investment Adviser be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Investment Adviser, the Investment Adviser may determine that we will not participate in those transactions and for certain other transactions (as set forth in guidelines approved by our Board) the Investment Adviser may not have the opportunity to cause us to participate.
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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act, and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted, a new order for exemptive relief that suspended the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief for us to co-invest with other funds managed by the Invest Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Board make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, our Board will oversee our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our Board has approved policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our Board.
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
RIC Tax Treatment and Raising Additional Capital
In order for us to qualify as a RIC and to avoid payment of excise taxes, we intend to distribute to our shareholders substantially all of our annual taxable income. As a result of these requirements, we may need to raise capital from other sources to grow our business.
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
The Investment Adviser and third-party service providers with which we do business depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, computer systems could be subject to unauthorized access, acquisition, use, alteration, or destruction, such as from the insertion of malware (including ransomware), physical and electronic break-ins or unauthorized tampering. The Investment Adviser may experience threats to their data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, personal and other information processed and stored in, and transmitted through the Investment Advisers’ computer systems and networks, or otherwise cause interruptions or malfunctions in operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory enforcement action and penalties and/or customer dissatisfaction or loss.
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
Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. For example, the SEC adopted rules requiring disclosure of material cybersecurity incidents and disclosure relating to cybersecurity risk management, and amendments to Regulation S-P governing policies and procedures designed to address unauthorized access to customer information. We may face increased costs to comply with any new or changing regulations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

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
Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively “AI Technologies”) including generative artificial intelligence such as ChatGPT. We cannot fully determine the impact of such evolving technology to our business at this time. The rapid development and scale of AI Technologies may also increase the likelihood or effectiveness of cybersecurity attacks and related risks for us, the Investment Adviser, and our third-party service providers.

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
Artificial Intelligence and Machine Learning Risk
Recent advances in AI Technologies, as well as the rapid growth and widespread use thereof, pose risks, to our business, products, portfolio companies and investments. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational legal and/or regulatory risks. To the extent our competitors make more efficient or extensive use of AI Technologies, there is a possibility that such competitors will gain a competitive advantage.

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
In past economic downturns, such as the financial crisis in the United States that began in mid-2007 and during other times of extreme market volatility, many commercial banks and other financial institutions stopped lending or significantly curtailed their lending activity. In addition, in an effort to stem losses and reduce their exposure to segments of the economy deemed to be high risk, some financial institutions limited routine refinancing and loan modification transactions and even reviewed the terms of existing facilities to identify bases for accelerating the maturity of existing lending facilities. If these conditions recur, for example as a result of fluctuating interest rates or global conflict, it may be difficult for us to obtain desired financing to finance the growth of our investments on acceptable economic terms, or at all.
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
U.S. Credit Rating, the Debt Ceiling and Interest Rate Volatility
The U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions. Despite taking action on numerous occasions to suspend and raise the debt ceiling, ratings, agencies have threatened to lower the long-term sovereign credit rating on the United States, including Fitch downgrading the U.S. government’s long-term rating from AAA to AA+ in August 2023. Additionally, Moody’s lowered the U.S. government’s credit rating outlook from “stable” to “negative” in November 2023 and subsequently downgraded the U.S. government’s long-term issuer and senior unsecured ratings from Aaa to Aa1 in May 2025. There is no guarantee that there will not be a further downgrade or downgrades by other ratings agencies in the future.
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
Over the last several years, there has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non‑bank financial sector will be subject to new regulation. Although the current administration has signaled a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulation, if any will be implemented or what form it might take. Changes to the regulation of non‑bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.
We may want to obtain additional debt financing, or need to do so upon maturity of our borrowings, in order to obtain funds which may be made available for investments.
We are party to the Credit Agreement (the “Credit Agreement”) among NEWCRED SPV, as a borrower, us, as collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent and administrative agent, and Western Alliance Trust Company, N.A., as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility matures on the earlier of (a) December 17, 2030, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility had debt outstanding of $576.0 million as of December 31, 2025.
We are party to the Senior Secured Revolving Credit Agreement (together with the related guarantee and security agreement, the "RCA") among us, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"), is structured as a senior secured revolving credit facility. The NEWCRED Credit Facility is guaranteed by certain of our domestic subsidiaries and proceeds from the NEWCRED Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NEWCRED Credit Facility is May 10, 2030. The NEWCRED Credit Facility had debt outstanding of $499.4 million as of December 31, 2025.
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
Sarbanes‑Oxley Act
We are obligated to maintain proper and effective internal controls over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 of the Sarbanes-Oxley Act until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that does not meet the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. We expect to remain an emerging growth company for up to five years following the completion of our initial public offering of common equity securities or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, we have annual investment income of at least $100.0 million, we have been publicly reporting for at least 12 months and we have filed at least one Annual Report on Form 10-K) or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our Shares and one is not expected to develop.
Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we may eventually be required to meet. Specifically, we are required to conduct annual management assessments of the effectiveness of our internal controls over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the date (i) we are no longer an "emerging growth company" under the JOBS Act and (ii) we are a reporting company that meets the definition of an "accelerated filer" or a "large accelerated filer" under Rule 12b-2 under the Exchange Act. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under our credit facilities. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports. This could materially adversely affect us.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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
U.S. and Worldwide Economic, Political, Regulatory and Financial Market Conditions.
On January 31, 2020, the United Kingdom (the "UK") ended its membership in the European Union ("Brexit"). Under the terms of the withdrawal agreement negotiated and agreed between the UK and the European Union, the UK's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the UK continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound, Australian Dollar and/or the Euro against other currencies, along with the potential further downgrading of the UK's sovereign credit rating, could also have an impact on the performance of certain investments made in the UK, Australia or Europe.
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
Publicly Offered Regulated Investment Company
We do not currently qualify as a "publicly offered regulated investment company", as defined in the Code. Accordingly, U.S. individual and other noncorporate shareholders will be taxed as though they received a distribution of some of our expenses. A "publicly offered regulated investment company" is a RIC whose Shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. We anticipate that we will not qualify as a publicly offered RIC for the 2025 tax year, and we cannot determine when we will qualify as a publicly offered RIC. Since we are not a publicly offered RIC, a non-corporate shareholder's allocable portion of our affected expenses, including a portion of our management fees, will be treated as an additional distribution to the shareholders. A non-corporate shareholder's allocable portion of these expenses are treated as miscellaneous itemized deductions that are not currently deductible by such shareholder (and beginning in 2026, will be deductible to such shareholder only to the extent they exceed 2% of such shareholder's adjusted gross income), and are not deductible for alternative minimum tax purposes.
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

In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court's decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
Item 3.    Legal Proceedings
We, the Investment Adviser and the Administrator were not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Investment Adviser and the Administrator as of December 31, 2025. From time to time, we or the Investment Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
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
Shareholders
As of February 27, 2026, there were 321 holders of record of our Shares.
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
Distribution Reinvestment Plan
We have adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends or distributions declared by the Board on behalf of investors who do not elect to receive their cash dividends or distributions in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or distribution, then shareholders who have not elected to “opt out” of the distribution reinvestment plan will have their cash dividends or distributions automatically reinvested in additional Shares as described below. We expect to continue to pay comparable distributions in the future, subject to the Board’s discretion.
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
Share Repurchase Program
We do not intend to list our Shares on a securities exchange and we do not expect there to be a public market for our Shares. As a result, if you purchase our Shares, your ability to sell your Shares will be limited. At the discretion of the Board, we have commenced a share repurchase program in which we expect to offer to repurchase, in each quarter, up to 5% of our Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board may amend or suspend the share repurchase program at any time (including to offer to purchase fewer Shares) if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on our liquidity,adversely affect our operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, Share repurchases may not be available each quarter, or may only be available in an amount less than 5% of our Shares outstanding. We expect to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and any applicable requirements under the 1940 Act. Additionally, pursuant to certain rules under the 1940 Act, we may also repurchase our Shares outside of the share repurchase program. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
We will have no obligation to repurchase Shares, including if the repurchase would violate the restrictions on distributions under federal law or Maryland law.
We expect to offer to repurchase Shares on such terms as may be determined by our Board in its complete and absolute discretion unless, in the judgment of our Independent Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that our Board will exercise its discretion to offer to repurchase Shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of Shares that you request to have repurchased. If we do not repurchase the full amount of your Shares that you have requested to be repurchased, or we determine not to make repurchases of our Shares, you will likely not be able to dispose of your Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of Shares under the share repurchase program, except the Early Repurchase Deduction and Early Repurchase Penalty (both defined below). Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares (defined below) that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all shares. Shareholders that received Initial Shares (shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.
The Company does not impose any charges in connection with repurchases of Shares, other than the Early Repurchase Deduction and Early Repurchase Penalty noted above. All Shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.
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

Issuer Purchases of Equity Securities
Beginning with the fiscal quarter ended March 31, 2025, the Company commenced the Share Repurchase Program (as described above).

During the three months ended December 31, 2025, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased	Number of Shares Repurchased
November 3, 2025	December 2, 2025	$24.06	$17,125	711,743
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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Some of the statements in this Annual Report on Form 10-K (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets on the industries in which we invest;
•the general economy, including fluctuating interest and inflation rates;
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy
•the impact of interest rate volatility on our business and our portfolio companies;
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
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
As of December 31, 2025, our top five industry concentrations were business services, software, healthcare, financial services & technology, consumer services.

As of December 31, 2025, our net assets were approximately $1,015.0 million and our portfolio had a fair value of approximately $2,064.2 million in 125 portfolio companies.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on fair value hierarchy for the year ended December 31, 2025.
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
See Item 8.—Financial Statements and Supplementary Data—Note 4. Fair Value in this Annual Report on Form 10-K for additional information on unobservable inputs used in the fair value measurement of our Level III investments for the year ended December 31, 2025.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis, based on their equity commitments, as transactions are completed. Any decision by SLP I to call on capital commitments requires approval by the board of managers of SLP I. As of December 31, 2025, the Company and SkyKnight IV have committed $80,000 and $20,000, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV have contributed $48,000 and $12,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%. As of December 31, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000. As of December 31, 2025, SLP I had total investments with an aggregate fair value of approximately $267,327, and debt outstanding under its credit facility of $161,950. As of December 31, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of December 31, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,732.

Below is a summary of SLP I's portfolio as of December 31, 2025:

Investment Type	December 31, 2025
First lien investments (1)	$271,700
Weighted average interest rate on first lien investments (2)	7.36%
Number of portfolio companies in SLP I	75
Largest portfolio company investment (1)	$6,983
Total of five largest portfolio company investments (1)	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Annual Report on Form 10-K for a listing of the individual investments in SLP I's consolidated portfolio as of December 31, 2025 and additional information on certain summarized financial information for SLP I as of December 31, 2025 and for the year ended December 31, 2025.
Revenue Recognition
Sales and paydowns of investments:    Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income:    Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024, we recognized PIK interest from investments of approximately $9.9 million, $0.6 million and $15.1 million, respectively, and PIK dividends from investments of approximately $8.0 million, $0.4 million and $9.2 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income:   Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
•Orange – 2C and 1B
•Red – 1C
The following table shows the Risk Ratings of our portfolio companies as of December 31, 2025:

(in millions)	As of December 31, 2025
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,880.6	89.2%	$1,876.6	90.9%
Yellow	126.0	6.0%	110.2	5.3%
Orange	102.9	4.8%	77.4	3.8%
Red	—	—%	—	—%
	$2,109.5	100.0%	$2,064.2	100.0%
As of December 31, 2025, all investments in our portfolio had a Green Risk Rating, with the exception of 5 portfolio companies that had a Yellow Risk Rating and 4 portfolio companies that had an Orange Risk Rating.
During the fourth quarter of 2025, we placed our first lien term loans and delayed draw term loans in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of December 31, 2025, our positions in DCA had an aggregate cost basis of $13.2 million, an aggregate fair value of $11.7 million and total unearned income of $0.4 for the year then ended. As of December 31, 2025, our investment in DCA had a green Risk Rating.
During the fourth quarter of 2025, we placed our investment in our preferred shares in ACI Parent, Inc. ("Affordable Care") on non-accrual status. As of December 31, 2025, our preferred shares in Affordable Care had an aggregate cost basis of $20.1, an aggregate fair value of $2.1 and total unearned income of $0.6 for the year then ended. As of December 31, 2025, our investment in Affordable Care had an orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $2,064.2 million in 125 portfolio companies at December 31, 2025 and approximately $1,495.6 million in 72 portfolio companies at December 31, 2024.
The following table shows our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024
(in millions)
Investments in 87, 7 and 15 new and existing portfolio companies, respectively	$928.6	$19.2	$18.4
Debt repayments in existing portfolio companies	(325.2)	(14.2)	(461.6)
Sales of securities in 4, 0 and 7 portfolio companies, respectively	(20.1)	—	(76.1)
Change in unrealized appreciation on 51, 16 and 42 portfolio companies, respectively	20.6	0.6	27.7
Change in unrealized depreciation on 78, 58 and 51 portfolio companies, respectively	(36.7)	(1.5)	(22.1)
Recent Accounting Standards Updates
See Item 8.—Financial Statements and Supplementary Data—Note 13. Recent Accounting Standards in this Annual Report on Form 10-K for details on recent accounting standards updates.
Results of Operations - NEWCRED
The following table represents the operating results for the year ended December 31, 2025 (amounts in millions).
Revenue

Year Ended December 31, 2025
(in millions)
Total interest income	$155.8
Dividend income	9.7
Fee income	6.2
Total investment income	171.7
Our total investment income for the year ended December 31, 2025 was $171.7 million, which was driven by our invested balance. Total investment income consisted of approximately $142.0 million in cash interest from investments, approximately $9.9 million in PIK interest from investments, approximately $0.2 million in prepayment fees, net amortization of purchase premiums and discounts of approximately $3.7 million, approximately $8.0 million in non-cash dividends from investments, approximately $1.7 million in cash dividends from investments, and approximately $6.2 million in other income. Fee income during the year ended December 31, 2025, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront, consent and amendment fees received from 59 different portfolio companies.

Operating Expenses

Year Ended December 31, 2025
(in millions)
Management fee	$12.8
Less: management fee waiver	(0.1)
Net management fee	12.7
Interest and other financing expenses	42.9
Incentive fee	13.3
Administrative expenses	3.1
Professional fees	2.3
Organizational and offering expenses	0.8
Other general and administrative expenses	0.3
Net expenses before expense support and income taxes	75.4
Add: Recoupment of expense support	0.6
Less: Expense support	(0.6)
Net expenses before income taxes	75.4
Income tax (benefit) expense	(0.1)
Net expenses after income taxes	$75.3
Our total net operating expenses was $75.3 million for the year ended December 31, 2025. Our total management fee and incentive fee for the year ended December 31, 2025, was $12.7 million and $13.3 million, respectively. Interest and other financing expenses was $42.9 million for the year ended December 31, 2025. Our total professional fees, administrative fees, and other general and administrative expenses were $3.1 million, $2.3 million, and $0.3 million, respectively. Our organizational and offering expenses net of the expense support and recoupment of expense support was $0.8 million for the year ended December 31, 2025.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

Year Ended December 31, 2025
(in millions)
Net realized gains (losses) on investments	$(28.3)
Net change in unrealized appreciation (depreciation) of investments	(16.3)
Net change in unrealized (depreciation) appreciation of foreign currency	0.3
Net realized and unrealized gains (losses)	$(44.3)
Our net realized gains and unrealized gains and losses resulted in a net loss of approximately $44.3 million for the year ended December 31, 2025. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the year ended December 31, 2025 was primarily driven by realized losses in Notorious Topco, LLC and KWOR Acquisition Inc. and unrealized depreciation in ACI Parent Inc., CCBlue BidCo Inc. and RLG Holdings LLC, partially offset by unrealized appreciation in HS Purchaser, LLC.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of December 31, 2025, our asset coverage ratio was 194.38%.
The following table summarizes transactions in shares of Shareholders during the year ended December 31, 2025 and period from December 17, 2024 to December 31, 2024:

	Year ended December 31, 2025		Period from December 17, 2024 to December 31, 2024
	Shares	Amount	Shares	Amount
Shares issued from merger	—	—	24.2	605.4
Subscriptions	3.3	82.9	14.8	370.2
Distributions reinvested	1.0	24.7	—	—
Share repurchases	(1.2)	(28.6)	—	—
Early repurchase deduction	—	0.2	—	—
As of December 31, 2025 our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. As of December 31, 2024, our borrowings consisted of the Unsecured Notes (issued by GIII) and the GS Credit Facility. See Item 8—Financial Statements—Note 6. Borrowings in this Annual Report on Form 10-K for additional information.
As of December 31, 2025 and December 31, 2024, we had cash and cash equivalents of approximately $41.7 million and $66.7 million, respectively. Our cash provided by (used in) operating activities for the year ended December 31, 2025 and periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024 was approximately $(532.8) million, $23.5 million, and $590.8 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2025 and December 31, 2024, we had outstanding commitments to third parties to fund investments totaling $375.2 million (which included €4.5 million denominated in EUR that has been converted to U.S. dollars) and $85.1 million, respectively, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of December 31, 2025 we had commitment letters to purchase investments in the aggregate par amount of $33.3 million, which could require funding in the future. As of December 31, 2024, we had commitment letters to purchase investments in the aggregate par amount of $45.5 million, which could require funding in the future. As of December 31, 2025 and December 31, 2024, we had not entered into any bridge financing commitments which could require funding in the future.

Contractual Obligations
A summary of our significant contractual payment obligations as of December 31, 2025 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$576.0	$—	$—	$576.0	$—
NEWCRED Credit Facility (2)	499.4	—	—	499.4	—
Total Contractual Obligations	$1,075.4	$—	$—	$1,075.4	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($576.0 million as of December 31, 2025) must be repaid on or before (a) December 17, 2030, or (b) 45 days prior to the expiration of our Term. As of December 31, 2025, there was approximately $74.0 million capacity remaining under the GS Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($499.4 million as of December 31, 2025) must be repaid on or before May 10, 2030. As of December 31, 2025, there was approximately $10.6 million in capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Annual Report on Form 10-K, for material details on the NEWCRED Credit Facility.
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
Distributions and Dividends
Distributions declared to shareholders of NEWCRED for the year ended December 31, 2025, was approximately $94.3 million. For the period from December 17, 2024 to December 31, 2024, no distributions were declared to shareholders of NEWCRED. Distributions declared to unitholders of GIII for the period from January 1, 2024 to December 16, 2024, was approximately $102.3 million.
Tax characteristics of all distributions paid are reported to shareholders (or unitholders of GIII) on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2025, total distributions declared for NEWCRED were $94.3 million, of which the distributions were both comprised of approximately 98.65% of ordinary income, 1.35% of long-term capital gains and 0.00% of a return of capital. For the period from December17, 2024 to December 31, 2024, no distributions were declared to shareholders of the Company. For the period from January 1, 2024 to December 16, 2024 , total distributions declared in GIII were $373.6 million of which the distributions were both comprised of approximately 26.61%, of ordinary income, 0.76% of long-term capital gains and 72.63% of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our respective day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the year ended December 31, 2025, approximately $1.5 million of indirect administrative expenses were included in administrative expenses. As of December 31, 2025, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR, BBSY, or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the year ended December 31, 2025, certain of the loans held in our portfolio had floating Prime or SOFR interest rates. As of December 31, 2025, 93.2% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 6.8% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to floating interest rates and is currently paid based on floating SOFR and Prime rates.
The following table estimates the potential changes in interest income net of interest expenses, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on December 31, 2025. Interest expense is calculated based on the terms of our outstanding credit facility and unsecured notes. For our borrowings, we use the outstanding balance as of December 31, 2025. This analysis does not take into account the impact of the incentive fee or other expenses. These hypothetical calculations are based on a model of the investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense (unaudited)
-200 Basis Points	(13.50)%
-150 Basis Points	(10.10)%
-100 Basis Points	(6.80)%
-50 Basis Points	(3.40)%
+50 Basis Points	3.40%
+100 Basis Points	6.80%
+150 Basis Points	10.10%
+200 Basis Points	13.50%

Item 8.    Financial Statements and Supplementary Data

PAGE
AUDITED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	72
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	74
Consolidated Statements of Operations of the Successor for the year ended December 31, 2025, and the period from December 17, 2024 to December 31, 2024 and the Predecessor for the period from January 1,2024 to December 16, 2024 and year ended December 31, 2023	75
Consolidated Statements of Changes in Net Assets of the Successor for the year ended December 31, 2025, and the period from December 17, 2024 to December 31, 2024 and the Predecessor's Members' Capital for the period from January 1, 2024 to December 31, 2024 and year ended December 31, 2023	76
Consolidated Statements of Cash Flows of the Successor for the year ended December 31, 2025, and the period from December 17, 2024 to December 31, 2024 and the Predecessor for the period from January 1, 2024 to December 31, 2024 and year ended December 31, 2023	77
Consolidated Schedule of Investments as of December 31, 2025	78
Consolidated Schedule of Investments as of December 31, 2024	100
Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund and Predecessor	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund

Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedules of investments as of December 31, 2025 and 2024 (Successor), the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2025, and for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for the year ended December 31, 2023 (Predecessor), and the consolidated financial highlights for the year ended December 31, 2025, and for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for each of the three years ended December 31, 2023, 2022, 2021 (Predecessor), and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 (Successor), and the results of its operations, changes in net assets, and cash flows for the year ended December 31, 2025, and for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for the year ended December 31, 2023 (Predecessor), and the consolidated financial highlights for the year ended December 31, 2025, and for the period from December 17, 2024 to December 31, 2024 (Successor), the period from January 1, 2024 to December 16, 2024 (Predecessor), and for each of the three years in the period ended December 31, 2023, 2022, 2021 (Predecessor) in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024 (Successor), by correspondence with the loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2026
We have served as the Company’s auditor since 2019.

New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)

	December 31, 2025	December 31, 2024
Assets
Investments at fair value
Non-controlled/non-affiliated investments at fair value (cost of $2,029,691 and $1,524,545, respectively)	$1,984,358	$1,495,564
Non-controlled/affiliated investments at fair value (cost of $31,836 and $—, respectively)	31,836	—
Controlled investments (cost of $48,000 and $—, respectively)	48,000	—
Total investments at fair value (cost of $2,109,527 and $1,524,545, respectively)	2,064,194	1,495,564
Cash and cash equivalents	41,662	66,683
Interest and dividend receivable	14,017	8,772
Receivable from unsettled securities sold	4,259	—
Receivable from affiliate	—	7
Deferred tax asset	—	7
Other assets	984	441
Total assets	$2,125,116	$1,571,474
Liabilities
Borrowings
GS Credit Facility	$576,000	$374,707
NEWCRED Credit Facility	499,389	—
Unsecured Notes	—	200,000
Deferred financing costs (net of accumulated amortization of $5,434 and $12,133, respectively)	(10,250)	(7,148)
Net borrowings	1,065,139	567,559
Payable for share repurchases	16,268	—
Distribution payable	8,442	—
Interest payable	8,395	4,560
Incentive fee payable	3,541	496
Management fee payable	3,268	492
Subscriptions received in advance	1,447	—
Payable to affiliate	1,259	—
Payable for unsettled securities purchased	832	19,036
Other liabilities	1,528	1,151
Total liabilities	1,110,119	593,294
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (42,187,443 and $39,025,005) shares issued and outstanding, respectively	42	39
Additional paid in capital	1,074,151	995,040
Accumulated overdistributed earnings	(59,196)	(16,899)
Total net assets	1,014,997	978,180
Total liabilities and net assets	$2,125,116	$1,571,474
Net Asset per share	$24.06	$25.07

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares or units and per share or per unit data)

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Investment income
From non-controlled/non-affiliated investments :
Interest income (excluding Payment-in-kind ("PIK") interest income)	$145,898	$5,321	$171,199	$223,624
PIK interest income	9,826	571	15,081	11,515
Dividend income	7,972	355	9,155	9,724
Fee income	6,214	106	1,297	2,176
From non-controlled/affiliated investments:
PIK interest income	65	—	—	—
From Controlled investments
Dividend Income	1,739	—	—	—
Total investment income	171,714	6,353	196,732	247,039
Expenses
Interest and other financing expenses	42,905	1,601	59,558	67,864
Management fee	12,771	492	10,463	13,195
Incentive fee	13,269	496	18,081	24,071
Administrative expenses	3,098	86	2,608	3,018
Professional fees	2,288	188	3,101	1,804
Organizational and offering expenses	778	2,064	—	—
Other general and administrative expenses	275	28	487	248
Total expenses	75,384	4,955	94,298	110,200
Add: Recoupment of expense support	630	—	—	—
Less: Incentive fees waived (See Note 5)	—	—	(3,137)	—
Less: Management fees waived (See Note 5)	(57)	—	(2,246)	(507)
Less: Expenses waived (See Note 5)	—	—	(2,003)	—
Less: Expense support (See Note 5)	(616)	(2,064)	—	—
Net expenses	75,341	2,891	86,912	109,693
Net investment income before income taxes	96,373	3,462	109,820	137,346
Income tax (benefit) expense	(64)	7	389	922
Net investment income	96,437	3,455	109,431	136,424
Net realized gains (losses) on investments	(28,310)	—	(15,293)	(793)
Net change in unrealized appreciation (depreciation) of investments	(16,333)	(901)	5,629	19,558
Net realized gains (losses) of foreign currency	(1)	—	—	—
Net change in unrealized (depreciation) appreciation of foreign currency	278	—	—	—
(Provision) benefit for taxes	(7)	1	(145)	484
Net realized and unrealized gains (losses)	(44,373)	(900)	(9,809)	19,249
Net increase in net assets (Successor) and members' capital (Predecessor) from operations	$52,064	$2,555	$99,622	$155,673
Earnings per share (Successor) and per unit (Predecessor) - basic and diluted	$1.26	$0.07	$0.87	$1.35
Weighted average common shares (Successor) and common units (Predecessor) outstanding - basic & diluted (See Note 10)	41,384,599	39,025,005	114,906,527	114,906,527
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares and units)

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from operations:
Net investment income	$96,437	$3,455	$109,431	$136,424
Net realized losses on investments and foreign currency	(28,311)	—	(15,293)	(793)
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(16,055)	(901)	5,629	19,558
(Provision) benefit for taxes	(7)	1	(145)	484
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	52,064	2,555	99,622	155,673
Capital transactions
Subscriptions	82,889	370,204	—	—
Return of capital distributions	—	—	(271,309)	—
Reinvestment of distributions	24,658	—	—	—
Repurchased shares, net of early repurchase deduction	(28,400)	—	—	—
Redemption of Guardian III Units	—	(229,392)	—	—
Placement fees	(57)	—	—	—
Distributions declared to shareholders or Predecessor's unitholders from net investment income	(93,064)	—	(102,251)	(138,347)
Distributions declared to shareholders from net realized gains	(1,273)	—	—	—
Total net increase (decrease) in net assets (Successor) and members' capital (Predecessor) resulting from capital transactions	(15,247)	140,812	(373,560)	(138,347)
Net increase (decrease) in net assets (Successor) and members' capital (Predecessor)	36,817	143,367	(273,938)	17,326
Net assets (Successor) and members' capital (Predecessor) at the beginning of the period	978,180	834,813	1,108,751	1,091,425
Net assets (Successor) and members' capital (Predecessor) at the end of the period	$1,014,997	$978,180	$834,813	$1,108,751

Capital Activity
Shares issued	4,345,960	39,025,005	—	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Cash flows from operating activities
Net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations	$52,064	$2,555	$99,622	$155,673
Adjustments to reconcile net increase in net assets (Successor) and members' capital (Predecessor) resulting from operations to net cash (used in) provided by operating activities:
Net realized gains on translation of assets and liabilities in foreign currencies	1	—	—	—
Net realized gains (losses) on investments	28,310	—	15,293	793
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	(278)	—	—	—
Net change in unrealized (appreciation) depreciation of investments	16,333	901	(5,629)	(19,558)
Amortization of purchase discount	(3,746)	(155)	(3,710)	(4,182)
Amortization of deferred financing costs	2,201	80	4,093	4,381
Non-cash investment income	(18,828)	(926)	(20,157)	(20,754)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(928,519)	(19,195)	(18,370)	(68,133)
Proceeds from sales and paydowns of investments	345,203	14,195	537,653	177,682
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	(46)	9	11	35
Cash paid for purchase of drawn portion of revolving credit facilities	(658)	—	—	—
Cash paid on drawn revolvers	(20,490)	(814)	(29,996)	(43,690)
Cash repayments on drawn revolvers	14,033	401	32,379	40,401
Receivable from unsettled securities sold	(4,259)	—	—	—
Interest and dividend receivable	(5,245)	11,770	(11,182)	(2,784)
Deferred tax asset	7	(1)	145	(150)
Receivable from affiliate	7	1,982	(1,989)	—
Other assets	(542)	(240)	485	(374)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	(18,204)	19,036	—	—
Interest payable	3,835	(6,683)	1,553	1,218
Incentive fee payable	3,045	496	(6,013)	512
Management fee payable	2,776	492	(2,792)	(509)
Deferred Tax Liability	—	—	—	(333)
Payable to affiliates	(139)	—	(520)	207
Other liabilities	361	(399)	(126)	120
Net cash flows provided by (used in) operating activities	(532,778)	23,504	590,750	220,555
Cash flows from financing activities
Distributions paid	(61,239)	(19,534)	(389,533)	(131,797)
Subscriptions received in advance	1,447	—	—	—
Repurchased Shares, net of early repurchase deduction	(10,930)	—	—	—
Proceeds from NEWCRED Credit Facility	499,762	—	—	—
Repayment of NEWCRED Credit Facility	(267)	—	—	—
Net proceeds from issuance of Shares	82,889	370,204	—	—
Redemption of Guardian III Units	—	(229,392)	—	—
Proceeds from Wells Credit Facility	—	—	—	223,400
Repayment of Wells Credit Facility	—	—	—	(909,000)
Repayment of Unsecured Notes	(200,000)	—	(75,000)	—
Proceeds from GS Credit Facility	539,000	—	251,833	646,800
Repayment of GS Credit Facility	(337,707)	(98,000)	(425,927)	—
Placement fees paid	(56)	—	—	—
Deferred financing costs paid	(5,091)	(2,070)	(25)	(8,351)
Net cash flows (used in) provided by financing activities	507,808	21,208	(638,652)	(178,948)
Net increase (decrease) in cash and cash equivalents	(24,970)	44,712	(47,902)	41,607
Effect of foreign exchange rate changes on cash and cash equivalents	(51)	—	—	—
Cash and cash equivalents at the beginning of the period	66,683	21,971	69,873	28,266
Cash and cash equivalents at the end of the period	$41,662	$66,683	$21,971	$69,873

Supplemental disclosure of cash flow information
Cash interest paid	$35,093	$8,029	$53,131	$61,884
Income taxes (refunded) paid	71	(9)	(9)	1,119
Non-cash operating activities:
Non-cash activity on investments	$67,421	$—	$—	$—
Non-cash financing activities:
Distributions declared and payable	$8,442	$—	$19,534	$35,506
Reinvestment of distributions	24,657	—	—	—
Share repurchases accrued but not yet paid	16,268	—	—	—
Accrual for early repurchase penalty	856	—	—	—
Accrual for deferred credit facility costs	213	—	15	—
Accrual for placement fees	1	—	—	—
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	$19,766	$19,699	$19,766
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	19,572	19,497	19,572
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	15,144	15,050	14,947
									54,246	54,285	5.35%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.36%	12/2021	12/2028	47,800	47,558	47,800	4.72%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	05/2022	05/2029	48,262	47,994	47,779	4.72%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	43,524	43,455	43,524
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	875	881	875
									44,336	44,399	4.38%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.27%	12/2021	12/2028	49,042	48,851	40,597
	First Lien(4)	SOFR(Q)*	+	2.50%+2.75%/PIK	9.03%	12/2021	12/2028	2,549	2,546	2,110
									51,397	42,707	4.21%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.32%	06/2022	06/2029	40,778	40,547	40,778	4.02%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	8/1/2021	10/1/2028	29,241	29,199	29,241
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	5/1/2023	5/1/2033	4,665	4,635	4,665
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	1/1/2022	10/1/2028	2,996	2,983	2,996
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	1/1/2022	10/1/2028	2,010	2,001	2,010
									38,818	38,912	3.83%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.84%	9/1/2021	9/1/2028	38,256	38,079	38,256	3.77%
Meta Buyer LLC
Healthcare	First Lien (16)(17)	BBSY(Q)	+	5.25%	9.02%	12/1/2025	12/1/2031	AUD 45,120	29,960	29,960
	First Lien(2)(3)	SOFR(S)	+	5.25%	8.94%	12/1/2025	12/1/2031	6,508	6,475	6,475
									36,435	36,435	3.59%
OEConnection LLC
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.23%	12/1/2025	12/1/2032	35,335	35,335	35,394	3.49%
Jeppesen Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.59%	10/1/2025	11/1/2032	34,446	34,354	34,359	3.39%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	10/2021	10/2028	19,328	19,237	19,328
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	12/2021	10/2028	14,005	13,938	14,005
									33,175	33,333	3.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	$28,496	$28,388	$27,730
	First Lien(4)	SOFR(Q)	+	6.25%	10.11%	10/2022	08/2028	4,508	4,487	4,439
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.59%	08/2022	08/2028	832	837	810
									33,712	32,979	3.25%
Businessolver.com, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	29,264	29,190	29,190
	First Lien(3)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	3,562	3,561	3,553
									32,751	32,743	3.23%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	11/2021	11/2029	28,383	28,274	28,383
	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	03/2022	11/2028	3,890	3,876	3,890
									32,150	32,273	3.18%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2028	27,795	27,669	27,042
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2028	2,926	2,922	2,847
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2027	2,292	2,285	2,230
									32,876	32,119	3.16%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	29,578	29,449	29,578
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	995	994	995
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2027	854	866	854
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	346	346	346
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	81	75	81
									31,730	31,854	3.14%
Vehlo Purchaser, LLC
Software	First Lien(2)(3)	SOFR(M)	+	5.50%	9.22%	12/2025	05/2028	27,973	27,868	27,868
	First Lien(5) - Drawn	SOFR(M)	+	5.50%	9.22%	06/2025	05/2028	3,833	3,807	3,814
									31,675	31,682	3.12%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	31,516	31,403	31,516	3.11%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	25,809	25,788	22,583
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	09/2021	09/2026	6,110	6,108	5,347
	First Lien(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	2,306	2,304	2,017
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	02/2022	09/2026	396	396	346
									34,596	30,293	2.98%
Pike Corporation
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	30,095	30,020	30,020	2.96%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.27%	07/2022	07/2029	19,424	19,277	19,424
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	07/2021	07/2028	8,874	8,844	8,874
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	07/2022	07/2028	1,532	1,524	1,532
									29,645	29,830	2.94%
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	28,975	28,975	28,975	2.85%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	$28,146	$28,077	$28,075
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	729	719	727
									28,796	28,802	2.84%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	8,810	8,767	8,810
	First Lien(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	8,052	8,032	8,052
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	5,667	5,667	5,667
	First Lien(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	2,428	2,416	2,428
	First Lien(2)(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	1,562	1,562	1,562
									28,378	28,453	2.80%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	14,385	14,318	14,385
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,829	4,807	4,829
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,798	4,776	4,798
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.00%	9.01%	03/2025	12/2029	4,312	4,275	4,312
									28,176	28,324	2.79%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	27,167	26,928	26,895	2.65%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	09/2021	09/2028	26,186	26,059	26,186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.19%	09/2021	09/2028	331	340	331
									26,399	26,517	2.61%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	09/2021	12/2032	26,276	26,226	26,276
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	09/2021	12/2032	146	153	146
									26,379	26,422	2.60%
Maverick Bidco Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	24,315	24,255	24,254	2.39%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	20,504	20,504	20,504
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	2,757	2,741	2,757
									23,245	23,261	2.29%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.60%	08/2021	08/2029	19,706	19,661	19,706
	First Lien	SOFR(Q)	+	3.75%	7.85%	05/2025	08/2028	3,283	3,035	3,035
									22,696	22,741	2.24%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	18,413	18,334	18,413
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	2,306	2,306	2,306
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	1,926	1,913	1,926
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	26	26	26
									22,579	22,671	2.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.61%	12/2021	10/2032	$14,046	$13,998	$14,046
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2021	10/2032	5,476	5,463	5,476
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	2,894	2,887	2,894
									22,348	22,416	2.21%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.07%	02/2025	02/2030	21,633	21,633	21,633
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	02/2030	7,597	7,597	7,597
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	115	115	115
									29,518	29,518	2.91%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	8,297	8,277	8,297
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,901	6,885	6,901
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,652	6,637	6,652
									21,799	21,850	2.15%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	06/2025	08/2031	20,281	20,187	20,281
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.43%	06/2025	08/2031	583	582	583
									20,769	20,864	2.06%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	17,210	17,130	17,210
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	1,450	1,445	1,450
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	87	86	87
									18,661	18,747	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	09/2021	09/2027	18,684	18,620	18,684	1.84%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	8,463	8,423	8,463
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.44%	06/2021	06/2029	7,412	7,376	7,412
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	06/2021	06/2029	2,485	2,475	2,485
									18,274	18,360	1.81%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	12/2025	01/2030	18,192	18,192	18,192	1.79%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.20%	03/2021	03/2028	11,101	11,038	11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,687	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.02%	03/2021	03/2028	2,302	2,298	2,302
									18,023	18,109	1.78%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	05/2021	05/2029	16,848	16,777	16,848	1.66%
Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.97%	11/2025	05/2029	19,920	19,920	16,482	1.62%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	$13,684	$13,650	$13,684
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,428	1,428	1,428
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	575	572	575
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	559	565	559
	First Lien(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	66	66	66
									16,281	16,312	1.61%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.27%	12/2025	12/2031	14,409	14,373	14,373	1.42%
Victors Purchaser, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.19%	12/2025	12/2032	14,017	14,000	14,000
	First Lien(5) - Drawn	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	178	173	178
									14,173	14,178	1.40%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	13,838	13,713	13,838	1.36%
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.63%	09/2025	07/2028	8,224	8,206	8,224
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.65%	09/2025	07/2028	5,106	5,096	5,106
									13,302	13,330	1.31%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	11,009	10,964	8,808
	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	2,113	2,098	1,691
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	1,951	1,948	1,561
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	08/2021	08/2027	1,133	1,130	906
									16,140	12,966	1.28%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	12,592	12,536	12,529	1.23%
Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	11,613	11,556	11,555
	First Lien(5) - Drawn	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	387	385	385
									11,941	11,940	1.18%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	9,203	9,176	8,112
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	02/2022	04/2028	2,036	2,032	1,795
	First Lien(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	1,544	1,538	1,359
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.50%	12.17%	12/2022	04/2028	484	481	427
									13,227	11,693	1.15%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	01/2020	02/2028	$7,943	$7,932	$7,943
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	03/2021	02/2028	3,521	3,518	3,521
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	186	189	186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	10/2025	02/2028	41	42	41
									11,681	11,691	1.15%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,973	4,956	4,973
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,940	4,921	4,940
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	1,495	1,488	1,495
									11,365	11,408	1.12%
PROS Parent, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.49%	12/2025	12/2032	11,305	11,291	11,291	1.11%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	11,041	10,967	10,958	1.08%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	10,437	10,376	10,437	1.03%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	6,849	6,814	6,849
	First Lien(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	2,686	2,676	2,686
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	767	762	767
									10,252	10,302	1.01%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	10,310	10,261	10,258	1.01%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	08/2021	10/2030	10,237	10,190	10,237	1.01%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	7,843	7,826	7,783
	First Lien(4)	SOFR(Q)	+	0.06	0.10	02/2022	02/2028	2,183	2,181	2,166
	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	287	285	283
									10,292	10,232	1.01%
Michael Baker International, LLC
Business Services	First Lien	SOFR(Q)	+	4.00%	7.84%	01/2025	12/2028	9,900	9,900	9,935	0.98%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	10,000	9,904	9,930	0.98%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.84%	01/2025	02/2032	8,003	7,986	7,983
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	1,876	1,872	1,871
									9,858	9,854	0.97%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.22%	11/2025	09/2031	9,760	9,712	9,760	0.96%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	$9,802	$9,758	$9,753	0.96%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	9,753	9,685	9,680	0.95%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	12.42%	07/2021	07/2027	8,582	8,554	8,582
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	12.47%	07/2021	07/2026	1,089	1,089	1,089
									9,643	9,671	0.95%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(4)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.93%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	9,467	9,422	9,420	0.93%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	9,420	9,390	9,385	0.92%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	7,326	7,310	7,308
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	915	911	911
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	796	794	794
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	119	118	119
									9,133	9,132	0.90%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	9,053	9,016	9,053
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	75	76	75
									9,092	9,128	0.90%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.17%	02/2025	03/2032	9,291	9,249	9,121	0.90%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.89%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.07%	01/2025	04/2029	9,898	9,811	8,761	0.86%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.44%	10/2021	10/2028	8,328	8,289	7,805
	First Lien(4)	SOFR(Q)	+	5.50%	9.53%	10/2021	10/2028	954	950	894
									9,239	8,699	0.86%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)*	+	5.50% +0.50%/PIK	9.82%	12/2021	11/2029	8,209	8,176	8,022
	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.82%	10/2025	11/2029	338	335	335
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.32%	12/2021	11/2029	201	203	196
									8,714	8,553	0.84%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	02/2022	12/2028	7,725	7,703	7,525
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	894	885	871
									8,588	8,396	0.83%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.25%	7.97%	10/2025	11/2030	8,259	8,259	8,259	0.81%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.84%	04/2025	06/2028	$8,105	$8,093	$8,181	0.81%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	7,857	7,819	7,818	0.77%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,764	7,624	7,776	0.77%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	7,738	7,729	7,729	0.76%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.53%	10/2025	07/2028	11,778	9,445	7,246
	First Lien	SOFR(M)	+	5.00%	8.72%	10/2025	07/2028	504	388	316
									9,833	7,562	0.75%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	6,797	6,780	6,797
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	687	687	687
	First Lien(4)(5) - Drawn	P(Q)	+	4.50%	11.25%	12/2021	12/2027	55	58	56
									7,525	7,540	0.74%
Archduke Buyer, Inc.
Software	First Lien	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	7,101	7,066	7,066	0.70%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	10.75%	03/2021	03/2029	7,552	7,534	6,646	0.65%
eResearchTechnology, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	5,562	5,511	5,562
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	924	918	924
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	147	142	147
									6,571	6,633	0.65%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	5,779	5,751	5,750
	First Lien(4)(16)(17)	SONIA(D)	+	4.50%	8.22%	10/2025	10/2032	£609	816	816
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	33	33	33
									6,600	6,599	0.65%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.61%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	5,828	5,801	5,799	0.57%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.22%	12/2025	06/2031	5,774	5,774	5,774	0.57%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	5,753	5,726	5,725	0.56%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	10.58%	05/2021	05/2029	6,000	5,979	4,768
	First Lien	SOFR(M)	+	4.00%	7.83%	05/2025	05/2028	484	365	448
									6,344	5,216	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ambrosia Topco, LLC (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	2.00%+3.25%/PIK	8.97%	01/2024	07/2029	$5,887	$5,887	$3,804
	First Lien(4)	SOFR(M)*	+	1.00% +3.00%/PIK	7.72%	09/2025	07/2029	724	246	463
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	200	200	200
									6,333	4,467	0.44%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	09/2025	09/2029	3,879	3,875	3,879	0.38%
Cloudera, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.00%	9.82%	08/2021	10/2029	4,006	4,000	3,676	0.36%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	316	317
									3,515	3,515	0.35%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,431	3,407	3,431	0.34%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	02/2028	3,053	3,051	3,053
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	77	77	77
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	23	23	23
									3,151	3,153	0.31%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.97%	11/2025	04/2030	2,754	2,747	2,747	0.27%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.74%	04/2025	12/2030	2,199	2,189	2,199
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	201	199	201
									2,388	2,400	0.24%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.57%	05/2021	05/2027	2,285	2,278	2,285	0.23%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	12/2024	12/2028	2,278	2,269	2,179	0.21%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.09%	02/2025	11/2030	1,371	1,365	1,371	0.14%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	1,342	1,335	1,335
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	32	32	32
									1,367	1,367	0.13%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	11/2025	12/2030	822	814	822	0.08%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.44%	07/2025	11/2031	815	807	815
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.63%	07/2025	11/2031	5	5	5
									812	820	0.08%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.62%	11/2025	12/2028	$752	$748	$752	0.07%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.34%	03/2025	02/2031	249	249	249	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	51	51	51	0.01%
Total Funded Debt Investments - United States									$1,878,446	$1,850,545	182.32%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,552	$9,365	$9,522	0.93%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	8,385	8,109	8,385	0.83%
Total Funded Debt Investments - United Kingdom									$17,474	$17,907	1.76%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,253	$10,253	$10,253
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.12%	06/2025	07/2031	394	394	394
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.26%	06/2025	07/2031	172	172	172
									$10,819	$10,819	1.07%
Total Funded Debt Investments - Jersey									$10,819	$10,819	1.07%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(16)(17)	Euribor(Q)	+	5.00%	7.09%	12/2025	10/2032	€24,486	$28,581	$28,580	2.82%
Total Funded Debt Investments - France									$28,581	$28,580	2.82%
Funded Debt Investments - Australia

Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	06/2025	12/2029	$3,083	$3,076	$3,083	0.30%
Total Funded Debt Investments - Australia									$3,076	$3,083	0.30%
Total Funded Debt Investments									$1,938,396	$1,910,934	188.27%
Equity - United States
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Dealer Tire Holdings, LLC (13)
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$43,761	$46,630	4.59%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	4,972	7,930	7,968	0.79%
Diligent Preferred Issuer, Inc. (14)
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,851	7,518	0.74%
KWOR TopCo LLC (12)
KWOR Intermediate I, LLC (12)
Business Services	Preferred shares (4)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	—	4,621	5,110	5,110
	Class A-1 common Stock (4)	—		—	—	02/2025	—	4,321	4,493	2,457
									9,603	7,567	0.75%
ACI Parent Inc. (8)
Healthcare	Preferred shares (4)(15)	Fixed(Q)(13)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	2,085	0.21%
Firebird Co-Invest L.P. (7)
Business Services	LP Interest (4)	—		—	—	01/2025	—	1,641,526	1,642	1,642	0.16%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	55,984	596	261
	Class A-1 common units (4)	—		—	—	01/2024	—	19,197	204	90
									800	351	0.03%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$91,711	$73,761	7.27%
Total Shares									$91,711	$73,761	7.27%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$135	0.01%
Total Warrants - United States									$90	$135	0.01%
Total Funded Investments									$2,030,197	$1,984,830	195.55%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(5) - Undrawn	—		—	—	12/2024	12/2028	$2,645	$—	$4
	First Lien(5) - Undrawn	—		—	—	12/2025	12/2032	3,306	—	—
									—	4	0.00%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(5) - Undrawn	—		—	—	12/2025	09/2026	2,128	—	—
	First Lien(5) - Undrawn	—		—	—	12/2025	09/2026	33,204	—	—
									—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	$20,823	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	02/2031	2,608	(13)	—
								(13)	—	—%

MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	17,514	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,570	(13)	—
								(13)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	9,708	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	327	—	—
	First Lien(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	509	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	1,609	(5)	—
								(5)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,406	(12)	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	—
								(12)	—	—%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2026	6,136	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	1,594	—	—
								—	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	5,006	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	325	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(10)	—
								(10)	—	—%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	—	—%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	$1,403	$(8)	$—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	3,859	(12)	—
								(20)	—	—%

Riskonnect Parent, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	03/2026	5,000	(25)	—	—%
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	4,078	(10)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	771	—	—
								(10)	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	4,009	(15)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	11/2025	08/2026	2,785	(14)	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	09/2031	1,114	(6)	—
								(20)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(11)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(5)	—
								(5)	—	—%
IEM New Sub 2, LLC
Business Products	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	2,630	(11)	—
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(8)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(8)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,074	(21)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	$1,885	$(2)	$—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,854	(3)	—	—%
PDQ.COM Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,608	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	(1)	—
								(1)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(6)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	1,733	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(5)	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,363	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	165	(1)	—
								(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	1,487	(9)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(6)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(5)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	1,245	(11)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(7)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	803	—	—
								—	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	620	(3)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	380	—	—
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	375	(3)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	132	—	—	—%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,562	(16)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	03/2025	01/2027	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	10/2031	525	(5)	—
								(5)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	158	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
								(1)	—	0.00%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,055	(1)	(1)	—%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	13	—	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,852	(2)	(2)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(2)
								(2)	(2)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Meta Buyer LLC
Healthcare	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	$1,784	$—	$—
	First Lien(5) - Undrawn	—	—	—	12/2025	03/2026	892	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,167	(4)	(4)
								(4)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	7/1/2025	7/1/2030	706	(5)	(5)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,910	—	(5)
								—	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	244	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	938	—	(5)
								—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(7)	(7)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,548	(7)	(7)
								(7)	(7)	(0.00)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	—	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	677	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	2,605	—	(7)
								—	(9)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(9)	(9)
								(9)	(9)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(9)	(0.00)%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	2,751	—	(7)
								(3)	(10)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	$1,404	$(9)	$(11)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(5) - Undrawn	—	—	—	12/2025	05/2028	2,899	(11)	(11)
Pike Corporation
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	6,542	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	4,362	(11)	(11)
								(11)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(11)	(11)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,887	(2)	(7)
								(6)	(11)	(0.00)%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	523	(4)	(12)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	719	(3)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,918	—	(10)
								(3)	(14)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2028	23,138	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)
								—	(14)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	$1,377	$—	$(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(15)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,644	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	98	(98)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,555	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	910	(4)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	2,713	(13)	(14)
								(115)	(19)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	3,101	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	5,744	—	(14)
								—	(22)	(0.00)%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(5)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(21)
								(5)	(27)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,676	(8)	(8)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	3,938	—	(20)
								(8)	(28)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	01/2025	01/2031	$2,810	$(24)	$(28)	(0.01)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—		—	—	05/2022	05/2028	4,156	(17)	(42)	(0.01)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	08/2022	08/2028	1,690	(15)	(45)	(0.01)%
Total Unfunded Debt Investments - United States									$(505)	$(472)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—		—	—	06/2025	12/2028	$325,000	$(1)	$—	0.00%
Total Unfunded Debt Investments - Australia									$(1)	$—	0.00%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(5)(16)(17)- Undrawn	—		—	—	12/2025	10/2029	€4,452	$—	$—	0.00%
Total Unfunded Debt Investments - France									$—	$—	0.00%
Total Unfunded Debt Investments									$(506)	$(472)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments									$2,029,691	$1,984,358	195.50%
Non-Controlled/Affiliated Investments (19)
Funded Debt Investments - United States
Notorious Buyer, LLC (18)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	$9,694	$9,694	$9,694
	Subordinated(2)(3)(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	4,653	4,653	4,653
	First Lien(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	765	765	765
	Subordinated(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	367	367	367
									15,479	15,479	1.53%
Total Funded Debt Investments - United States									$15,479	$15,479	1.53%
Equity - United States
Notorious Buyer, LLC
Consumer Products	Common Units(4)	—		—	—	12/2025	—	837	$16,357	$16,357	1.61%
Total Shares - United States									$16,357	$16,357	1.61%
Unfunded Debt Investments - United States
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Buyer, LLC (18)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(3)(4)(5) - Undrawn	—	—	—	12/2025	12/2030	$153	$—	$—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2025	12/2030	1,939	—	—
								—	—	—%
Total Unfunded Debt Investments								$—	$—	—%
Total Non-Controlled/Affiliated Investments								$31,836	$31,836	3.14%

Controlled Investments (20)
Equity - United States
NEWCRED Senior Loan Program I LLC**
Investment Fund	Membership Interest(4)	—	—	—	07/2025	—	$48,000	$48,000	$48,000	4.73%
Total Shares - United States								$48,000	$48,000	4.73%
Total Controlled Investments								$48,000	$48,000	4.73%
Total Investments								$2,109,527	$2,064,194	203.37%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Euro Interbank Offered Rate (EURIBOR) and Bank Bill Swap Bid Rate (BBSY) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2025.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $20,249.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,969.
(10)The Company holds class A-1 common units in Ambrosia Topco LLC., three first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(12)The Company holds class A-1 common units of KWOR TopCo I, LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC., a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,110.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025 the Company's stated value of its equity investment plus unpaid compounded dividends was $48,472.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,913.
(15)Investment is on non-accrual status. See Note 3. Investments, for details
(16)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£"), Australian Dollar ("AUD"), and/or Euro ("€").
(17)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2025, the par value U.S. dollar equivalent of the Datheos Bidco. first lien undrawn delayed draw term loan and first lien term loan is $5,229 and $28,760, respectively. As of December 31, 2025, the value of the Packaging Coordinators Midco, Inc. first lien delayed draw term loan is $820. As of December 31, 2025, the value of the Meta Buyer LLC first lien term loan is $30,110. See Note 2. Summary of Significant Accounting Policies, for details.
(18)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
(19)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and December 31, 2024 along with transactions during the year ended December 31, 2025 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Notorious Buyer, LLC	$—	$31,836	$—	$—	$31,836	$—	$65	$—	$—
Total Non-Controlled/Affiliated Investments	$—	$31,836	$—	$—	$31,836	$—	$65	$—	$—

(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.

(20)Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and December 31, 2024, along with transactions during the year ended December 31, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NewCred Senior Loan Program I LLC	$—	$48,000	$—	$—	$48,000	$—	$—	$1,739	$—
Total Controlled Investments	$—	$48,000	$—	$—	$48,000	$—	$—	$1,739	$—
(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 5.10% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025

December 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	87.25%
Second lien	3.53%
Subordinated	2.51%
Equity and other	6.71%
Total investments	100.00%

December 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Business Services	30.00%
Software	21.88%
Healthcare	16.16%
Financial Services & Technology	11.92%
Consumer Services	5.40%
Distribution & Logistics	4.70%
Investment Fund	2.33%
Education	2.02%
Packaging	1.91%
Consumer Products	1.54%
Business Products	1.14%
Food & Beverage	0.53%
Specialty Chemicals & Materials	0.47%
Total investments	100.00%

December 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.22%
Fixed rates	6.78%
Total investments	100.00%

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

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	12/2021	12/2027	$19,970	$19,871	$19,970
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	12/2021	12/2027	19,775	19,664	19,775
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	13,498	13,393	13,186
								53,243	52,928	52,931	5.41%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.58%	02/2020	05/2028	52,307	52,185	52,307	5.35%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.61%	05/2022	05/2029	48,751	48,414	48,751	4.98%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.11%	12/2021	12/2028	45,398	45,107	45,398
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.11%	05/2022	12/2028	2,874	2,855	2,874
								48,272	47,962	48,272	4.93%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	9.03%	12/2021	12/2028	47,800	47,489	47,800	4.89%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	6.50%/PIK	10.93%	12/2021	12/2028	47,079	46,831	42,959
	First Lien(4)	SOFR(Q)*	+	6.50%/PIK	10.93%	12/2021	12/2028	2,447	2,443	2,233
								49,526	49,274	45,192	4.62%
Diamondback Acquisition, Inc.
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	09/2021	09/2028	41,764	41,513	41,764	4.27%
Notorious Topco, LLC
Consumer Products	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.91%	11/2021	11/2027	41,293	41,125	37,940
	First Lien(2)(4)	SOFR(Q)*	+	4.75% +2.50%/PIK	11.91%	11/2021	11/2027	3,599	3,583	3,306
								44,892	44,708	41,246	4.22%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.58%	06/2022	06/2029	40,440	40,151	40,440	4.13%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.55%	08/2021	10/2028	29,544	29,488	29,544
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,231	4,192	4,231
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.50%	01/2022	10/2028	3,028	3,010	3,028
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.56%	01/2022	10/2028	2,031	2,019	2,031
								38,834	38,709	38,834	3.97%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.57%	09/2021	09/2028	38,643	38,408	38,643	3.95%
KWOR Acquisition, Inc.
Business Services	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2028	39,885	39,693	32,267
	First Lien(2)(3)(4)	P(Q)(13)	+	4.25%	11.75%	12/2021	12/2027	5,653	5,630	4,573
								45,538	45,323	36,840	3.77%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ocala Bidco, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	$32,329	$32,093	$32,329
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.17%	12/2021	11/2028	2,464	2,445	2,464
								34,793	34,538	34,793	3.56%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.38%	08/2022	08/2028	28,496	28,353	28,282
	First Lien(4)	SOFR(Q)	+	6.25%	10.88%	10/2022	08/2028	4,508	4,481	4,474
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.75%	10.34%	08/2022	08/2028	505	509	500
								33,509	33,343	33,256	3.40%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	28,086	27,917	27,715
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.18%	08/2021	08/2028	2,956	2,951	2,917
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.20%	08/2021	08/2027	2,292	2,281	2,262
								33,334	33,149	32,894	3.36%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	10/2021	10/2028	19,378	19,259	18,942
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	10.94%	12/2021	10/2028	14,042	13,954	13,726
								33,420	33,213	32,668	3.34%
Pioneer Topco I, L.P. (12)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	11/2021	11/2028	28,383	28,252	28,383
	First Lien(4)	SOFR(Q)	+	6.50%	10.83%	03/2022	11/2028	3,890	3,871	3,890
								32,273	32,123	32,273	3.30%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	05/2022	09/2027	31,842	31,669	31,842	3.26%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	29,885	29,715	29,885
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.30%	10/2021	10/2027	1,025	1,030	1,025
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.90%	06/2022	10/2028	350	345	350
	First Lien(4)	SOFR(Q)	+	5.50%	9.93%	10/2021	10/2028	82	75	82
								31,342	31,165	31,342	3.20%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%PIK	13.09%	08/2019	09/2026	25,292	25,245	22,763
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25%+2.25%/PIK	13.09%	09/2021	09/2026	5,970	5,966	5,373
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	08/2019	09/2026	2,259	2,256	2,033
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	13.09%	02/2022	09/2026	388	387	349
								33,909	33,854	30,518	3.12%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.93%	07/2022	07/2029	19,764	19,582	19,764
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2021	07/2028	8,897	8,858	8,897
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.21%	07/2022	07/2028	1,548	1,538	1,548
								30,209	29,978	30,209	3.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	$17,342	$17,244	$17,342
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,821	5,789	5,821
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.23%	12/2021	12/2027	5,784	5,752	5,784
								28,947	28,785	28,947	2.96%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	26,269	26,132	26,269
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	06/2022	06/2029	399	400	399
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	308	305	308
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.09%	06/2022	06/2029	98	98	98
								27,074	26,935	27,074	2.77%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.83%	09/2021	09/2028	26,481	26,313	26,217
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.82%	09/2021	09/2028	158	166	157
								26,639	26,479	26,374	2.70%
Businessolver.com, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	23,918	23,852	23,918
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.93%	12/2021	12/2027	855	854	855
								24,773	24,706	24,773	2.53%
Avalara, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.58%	10/2022	10/2028	21,654	21,461	21,654	2.21%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	10.40%	06/2022	06/2028	20,717	20,717	20,603	2.11%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.38% +3.38%/PIK	11.48%	02/2022	02/2028	18,409	18,308	18,409
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)*	+	3.38% +3.38%/PIK	11.47%	02/2022	02/2028	1,504	1,504	1,504
								19,913	19,812	19,913	2.04%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	11.35%	08/2021	08/2029	19,705	19,652	19,705	2.01%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	17,390	17,283	17,390
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	1,465	1,459	1,465
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	10/2021	10/2028	88	87	88
								18,943	18,829	18,943	1.94%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.71%	09/2021	09/2027	18,880	18,781	18,880	1.93%
Idera, Inc.
Software	Second Lien(4)	SOFR(Q)	+	6.75%	11.47%	03/2021	03/2029	17,607	17,601	17,607	1.80%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)*	+	3.00% +3.25%/PIK	10.91%	04/2021	04/2028	18,136	18,053	16,956	1.73%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.86%	05/2021	05/2029	$16,848	$16,759	$16,779	1.72%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	10,653	10,591	10,340
	First Lien(2)(3)(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	2,045	2,024	1,985
	First Lien(4)	SOFR(M)*	+	2.75% +3.25%/PIK	10.46%	08/2021	08/2028	1,888	1,883	1,833
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	08/2021	08/2027	114	120	110
								14,700	14,618	14,268	1.46%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	4.75%	9.32%	12/2021	08/2027	8,170	8,147	8,170
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.34%	12/2021	08/2027	5,543	5,528	5,543
								13,713	13,675	13,713	1.40%
NMC Crimson Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.85%	03/2021	03/2028	11,101	11,013	11,101
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.69%	03/2021	03/2028	2,302	2,297	2,302
								13,403	13,310	13,403	1.37%
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	9,309	9,271	9,073
	First Lien(2)(3)(4)	SOFR(Q)	+	6.41%	10.73%	02/2022	04/2028	2,057	2,051	2,005
	First Lien(4)	SOFR(Q)	+	6.41%	10.73%	03/2021	04/2028	1,559	1,553	1,520
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.83%	12/2022	04/2028	489	485	478
								13,414	13,360	13,076	1.34%
Databricks, Inc.
Software	First Lien	SOFR (Q)	+	4.50%	8.83%	12/2024	01/2031	12,592	12,529	12,529	1.34%
Syndigo LLC
Software	Second Lien(4)	SOFR(Q)	+	8.00%	12.89%	12/2020	12/2028	12,500	12,443	12,500	1.28%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.44%	05/2021	11/2027	18,882	18,882	12,179	1.25%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	6.75%	11.22%	03/2021	03/2029	12,188	12,168	12,168	1.24%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	01/2020	02/2027	8,027	8,012	8,027
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.08%	03/2021	02/2027	3,558	3,554	3,558
								11,585	11,566	11,585	1.18%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	5,024	4,999	5,024
	First Lien(2)(3)(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	4,992	4,964	4,992
	First Lien(4)	SOFR(M)	+	5.00%	9.36%	01/2022	12/2027	1,511	1,501	1,511
								11,527	11,464	11,527	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	10.60%	06/2021	06/2028	$11,491	$11,413	$11,161
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.00%	9.04%	06/2021	06/2026	162	163	157
	First Lien(4)	SOFR(Q)	+	5.75%	10.66%	06/2021	06/2028	83	82	80
								11,736	11,658	11,398	1.17%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	7,924	7,901	7,924
	First Lien(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	2,205	2,203	2,205
	First Lien(2)(3)(4)	SOFR(S)	+	5.25%	9.50%	02/2022	02/2028	290	289	290
								10,419	10,393	10,419	1.07%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	12/2021	12/2028	6,920	6,875	6,920
	First Lien(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	2,714	2,701	2,714
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.49%	12/2021	12/2028	774	769	774
								10,408	10,345	10,408	1.06%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	9.21%	08/2021	10/2030	10,340	10,285	10,340	1.06%
Maverick Bidco Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	11.49%	04/2021	05/2029	10,200	10,182	10,013	1.02%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.76%	06/2021	06/2028	7,449	7,405	7,449
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.78%	06/2021	06/2028	2,163	2,153	2,163
								9,612	9,558	9,612	0.98%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	13.08%	07/2021	07/2027	8,493	8,448	8,449
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	13.11%	07/2021	07/2026	954	953	950
								9,447	9,401	9,399	0.96%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	9,147	9,100	9,147
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.83%	03/2022	04/2029	90	91	90
								9,237	9,191	9,237	0.94%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	10.19%	10/2021	10/2028	8,415	8,364	8,100
	First Lien(4)	SOFR(Q)	+	5.50%	10.28%	10/2021	10/2028	964	958	928
								9,379	9,322	9,028	0.92%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	11/2028	8,291	8,251	8,243
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.96%	12/2021	11/2027	468	467	465
								8,759	8,718	8,708	0.89%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(S)	+	5.90%	10.81%	02/2022	12/2028	$7,804	$7,776	$7,663
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	5.90%	10.68%	06/2023	12/2028	542	536	533
								8,346	8,312	8,196	0.84%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	6,868	6,846	6,846
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.96%	12/2021	12/2028	694	694	692
								7,562	7,540	7,538	0.77%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.72%	09/2021	09/2027	6,834	6,817	6,834
	First Lien(2)(3)(4)(5) - Drawn	P(Q)	+	4.25%	11.75%	09/2021	09/2027	128	129	128
								6,962	6,946	6,962	0.71%

Calabrio, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	10.01%	04/2021	04/2027	5,949	5,929	5,949
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	10.02%	04/2021	04/2027	309	310	309
								6,258	6,239	6,258	0.64%
Ambrosia Holdco Corp (11)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	5.25%/PIK	9.59%	01/2024	06/2029	5,711	5,711	4,819
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	179	179	179
								5,890	5,890	4,998	0.50%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(S)	+	7.00%	12.08%	05/2021	05/2027	4,582	4,561	4,582	0.47%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(M)	+	6.75%	11.22%	05/2021	05/2029	6,000	5,974	4,350	0.44%
Bayou Intermediate II, LLC
Healthcare	First Lien(2)(4)	SOFR(Q)	+	4.50%	9.35%	12/2024	08/2028	4,269	4,241	4,269	0.43%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.46%	08/2021	10/2029	4,006	3,999	3,944	0.39%
Planview Parent, Inc.
Software	Second Lien(2)(3)	SOFR(Q)	+	5.75%	10.08%	12/2024	12/2028	2,278	2,267	2,272	0.22%
MH Sub I, LLC (Micro Holding Corp.)
Business Services	Second Lien	SOFR(M)	+	6.25%	10.61%	02/2021	02/2029	1,865	1,862	1,851	0.18%
AG Parent Holdings, LLC
Healthcare	First Lien(2)(3)	SOFR(Q)	+	5.00%	9.78%	07/2019	07/2026	1,950	1,947	1,842	0.18%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.84%	12/2021	02/2028	1,720	1,718	1,720	0.17%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States								$1,420,281	$1,413,305	$1,385,390	141.63%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United Kingdom
Aston FinCo S.a r.l. / Aston US Finco, LLC**
Software	Second Lien(2)(3)(4)	SOFR(M)	+	8.25%	12.72%	10/2019	10/2027	$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments - United Kingdom								$22,500	$22,425	$22,500	2.30%
Total Funded Debt Investments								$1,442,781	$1,435,730	$1,407,890	143.93%
Equity - United States
Dealer Tire Holdings, LLC
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$40,590	$42,352	4.33%
ACI Parent Inc. (9)
Healthcare	Preferred shares (4)	Fixed(Q)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	18,444	16,418	1.68%
Knockout Intermediate Holdings I Inc. (10)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	15.03%	06/2022	—	9,061	12,453	12,566	1.28%
Project Essential Topco, Inc. (8)
Project Essential Super Parent, Inc.
Software	Preferred shares (4)	SOFR(Q)*	+	9.50%/PIK	14.10%	04/2021	—	5,000	7,965	7,417	0.76%
Diligent Preferred Issuer, Inc.
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,081	6,804	0.70%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Intermediate Holdings (fka Appriss Health Intermediate Holdings, Inc.)
Business Services	Preferred shares (4)	Fixed(Q)*	+	11.00%/PIK	11.00%	05/2021	—	1,167	1,717	1,686	0.17%
Ambrosia Holdco Corp (11)
Distribution & Logistics	Ordinary shares (2)(4)	—		—	—	01/2024	—	55,984	596	596
	Ordinary shares (4)	—		—	—	01/2024	—	19,197	205	205
								75,181	801	801	0.08%
Pioneer Topco I, L.P. (12)
Software	Ordinary shares (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$89,051	$88,044	9.00%
Total Shares									$89,051	$88,044	9.00%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$162	0.02%
Total Warrants - United States									$90	$162	0.02%
Total Funded Investments									$1,524,871	$1,496,096	152.95%
Unfunded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	12/2021	12/2027	$2,427	$(12)	$—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	01/2022	12/2027	1,573	(7)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	$1,214	$(3)	$—	—%
Bamboo Health Holdings, Inc. (f/k/a Appriss Health Holdings,Inc.) (7)
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Avalara, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2022	10/2028	2,165	(17)	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(4)	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(24)	—	—%
Businessolver.com, Inc.
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	06/2025	2,724	—	—	—%
Calabrio, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	411	(3)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(6)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(9)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	3,439	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,903	(19)	—
							5,342	(19)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	1,854	(4)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(16)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2020	05/2028	$2,362	$(5)	$—	—%
Knockout Intermediate Holdings I Inc. (10)
Kaseya Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2025	1,174	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2029	1,183	(9)	—
							2,357	(9)	—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(12)	—	—%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2026	3,891	—	—	—%
OA Buyer, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2028	5,959	(34)	—	—%
Pioneer Buyer I, LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2021	11/2027	4,009	(19)	—	—%
PDQ.com Corporation
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2025	6,000	—	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2025	187	(1)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	03/2022	04/2029	360	(3)	—
							547	(4)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2027	384	(2)	—	—%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	12/2025	803	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	02/2022	02/2028	2,631	(14)	—
							3,434	(14)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(4)(5) - Undrawn	—	—	—	06/2021	04/2025	380	(2)	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2028	727	(3)	—
							1,107	(5)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	10/2028	$1,885	$(3)	$—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,384	(12)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	226	(3)	(1)	(0.00)%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2027	255	(2)	(1)	(0.00)%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	12/2027	678	(2)	(2)	(0.00)%
Specialtycare, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2021	06/2026	117	(2)	(3)	(0.00)%
Relativity ODA LLC
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(8)	(6)	0.00%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2023	03/2025	360	—	(6)	(0.00)%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	(11)	(0.00)%
iCIMS, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,018	(18)	(15)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,735	(17)	(17)	(0.00)%
ACI Parent Inc. (9)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	1,030	(10)	(30)	(0.00)%
Project Essential Topco, Inc. (8)
Project Essential Bidco, Inc.
Software	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	04/2021	04/2027	2,259	(8)	(147)	(0.02)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Notorious Topco, LLC
Consumer Products	First Lien(2)(4)(5) - Undrawn	—	—	—	11/2021	05/2027	$3,614	$(12)	$(293)	(0.03)%
Total Unfunded Debt Investments - United States							$85,099	$(326)	$(532)	(0.05)%
Total Unfunded Debt Investments							$85,099	$(326)	$(532)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$1,524,545	$1,495,564	152.90%
Total Investments								$1,524,545	$1,495,564	152.90%

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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2024

December 31, 2024
Investment Type	Percent of Total Investments at Fair Value
First lien	83.64%
Second lien	7.96%
Subordinated	2.50%
Equity and other	5.90%
Total investments	100.00%

December 31, 2024
Industry Type	Percent of Total Investments at Fair Value
Software	29.02%
Healthcare	22.63%
Business Services	18.88%
Financial Services & Technology	10.37%
Consumer Services	6.17%
Distribution & Logistics	6.14%
Consumer Products	2.74%
Packaging	2.10%
Education	1.32%
Specialty Chemicals & Materials	0.63%
Total investments	100.00%

December 31, 2024
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.26%
Fixed rates	5.74%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor
December 31, 2025
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
On December 17, 2024, the Company completed its previously announced acquisition of New Mountain Guardian III BDC, L.L.C., a Delaware limited liability company (“GIII” or the "Predecessor"). Pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, GIII, and, solely for the limited purposes set forth therein, the Investment Adviser (as defined below), dated as of October 11, 2024, GIII merged with and into the Company, with the Company continuing as the surviving company (the "Merger"). The Company's consolidated financial statements are presented as Predecessor for the periods prior to the Merger on December 17, 2024, and as Successor for subsequent periods. In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each GIII unitholder was given the opportunity to transfer all or a portion of their units of GIII limited liability company interests (the "Units") to us prior to the closing in exchange for the Company's common shares of beneficial interest ("Shares"). As a result of the Merger, the Company issued an aggregate of 24,216,852 Shares to former GIII unitholders.
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
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
The Company established New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is as a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. The Company established New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), as a wholly-owned direct subsidiary of the Company, which was treated as a corporation for U.S. federal income tax purposes and was intended to

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of December 31, 2025, the Company's top five industry concentrations were business services, software, healthcare, financial services & technology, consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiaries NEWCRED SPV.
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
December 31, 2025
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Company did not hold any cash equivalents as of December 31, 2025 and December 31, 2024. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024, and January 1, 2024 to December 16, 2024, and for the year ended December 31, 2023, the Company recognized PIK interest from investments of $9,891, $571, $15,081 and $11,515, respectively, and PIK dividends from investments of $7,972, $355, $9,155 and $9,724, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
December 31, 2025
(in thousands, except share and unit data)
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
Certain consolidated subsidiaries of the Company were are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for U.S. federal income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and U.S. federal income tax purposes.
For the Successor, for the year ended December 31, 2025 and period from December 17, 2024 to December 31, 2024, the Company recognized a total income tax (benefit) provision of approximately $57 and $(6) respectively, current income tax (benefit) expense of $(64) and $7 respectively and deferred income tax benefit (provision) of $(7) and $1, respectively. The income tax provision relates to the Company's consolidated subsidiary, NEWCRED OEC, which was formed in 2021, and any excise taxes expected, if applicable for the period.
For the Predecessor, for the period from January 1, 2024 to December 16, 2024 and for the year ended on December 31, 2023, GIII recorded total income tax provision of approximately $(534) and $(438) respectively, current income tax provision of $389 and $922, respectively and deferred income tax benefit (provision) of $(145) and $484, respectively.
As of December 31, 2025 and December 31, 2024, the Company had $0 and $7, respectively, of deferred tax assets (liabilities) primarily relating to deferred taxes attributable to certain differences between the computation of income for the U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2025. The tax years of 2024 for the Successor and the 2022 for the Predecessor and forward remains subject to examination by the U.S. federal, state, and local tax authorities.
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

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) on foreign currency" and "Net realized gains (losses) on foreign currency" in the Company's Consolidated Statements of Operations.
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
Note 3. Investments
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,822,781	$1,801,162
Second lien	78,734	72,851
Subordinated	51,779	51,853
Equity and other	156,233	138,328
Total investments	$2,109,527	$2,064,194
Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Business Services	$620,307	$619,166
Software	456,616	451,485
Healthcare	371,018	333,623
Financial Services & Technology	245,895	246,104
Consumer Services	111,349	111,553
Distribution & Logistics	96,311	97,062
Investment Fund	48,000	48,000
Education	42,758	41,749
Packaging	41,542	39,416
Consumer Products	31,836	31,836
Business Products	23,296	23,580
Food & Beverage	10,957	10,948
Specialty Chemicals & Materials	9,642	9,672
Total investments	$2,109,527	$2,064,194

(1)For the year ended December 31, 2025, the Company updated its investment industry classifications to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31,

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.
At December 31, 2024, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,270,528	$1,250,834
Second lien	127,455	119,089
Subordinated	37,346	37,360
Equity and other	89,216	88,281
Total investments	$1,524,545	$1,495,564

Investment Cost and Fair Value by Industry

	Cost (1)	Fair Value (1)
Software	$441,743	$434,222
Healthcare	350,044	338,472
Business Services	290,132	282,353
Financial Services & Technology	154,256	155,046
Consumer Services	92,079	92,297
Distribution & Logistics	91,399	91,776
Consumer Products	44,696	40,953
Packaging	31,146	31,342
Education	19,652	19,705
Specialty Chemicals & Materials	9,398	9,398
Total investments	$1,524,545	$1,495,564

(1)For the year ended December 31, 2025, the Company updated its investment industry classifications to better reflect the business mix of underlying portfolio companies. The Consolidated Schedule of Investments as of December 31, 2024, as well as the industry composition of investments as of December 31, 2024, has been updated to conform to the classifications used to prepare the consolidated financial statements as of and for the year ended December 31, 2025.
During the fourth quarter of 2025, the Company placed its first lien term loans and delayed draw term loans in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of December 31, 2025, the Company's positions in DCA had an aggregate cost basis of $13,228, an aggregate fair value of $11,695 and total unearned income of $412 for the year then ended. As of December 31, 2025, the Company's investment in DCA had a green Risk Rating.
During the fourth quarter of 2025, the Company placed its investment in preferred shares in ACI Parent, Inc. ("Affordable Care") on non-accrual status. As of December 31, 2025, the Company's preferred shares in Affordable Care had an aggregate cost basis of $20,124, an aggregate fair value of $2,086 and total unearned income of $600 for the year then ended. As of December 31, 2025, the Company's investment in Affordable Care had an orange Risk Rating.
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
December 31, 2025
(in thousands, except share and unit data)
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
The Company invests a significant portion of its portfolio in unitranche loans, which combine both senior and subordinated debt, generally in a first-lien position. Such loans have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans typically allow a borrower to make a lump sum payment of the principal at the end of the loan term. If the borrower is unable to pay the lump sum, or refinance the amount owed at maturity, we may lose the value of our investment. We will be subject to heightened risk similar to the risks of subordinated or second lien loans described above to the extent we invest in the "last out" tranche of a unitranche loan
The Company may directly invest in the equity of private companies or, in some cases, equity investments could be made in connection with a debt investment. Equity investments may or may not fluctuate in value, resulting in recognized realized gains or losses upon disposition.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of December 31, 2025, the Company and SkyKnight IV have committed $80,000 and $20,000, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV have contributed $48,000 and $12,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of December 31, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%. As of December 31, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000. As of December 31, 2025, SLP I had total investments with an aggregate fair value of approximately $267,327, and debt outstanding under its credit facility of $161,950. As of December 31, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of December 31, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,732.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of December 31, 2025:

Investment Type	December 31, 2025
First lien investments (1)	$271,700
Weighted average interest rate on first lien investments (2)	7.36%
Number of portfolio companies in SLP I	75
Largest portfolio company investment (1)	$6,983
Total of five largest portfolio company investments (1)	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2025:

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	8.92%	10/1/2032	$3,821	$3,744	$3,809
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.17%	12/22/2031	3,100	3,104	3,115
Asurion, LLC	Business Services	SOFR(M)(3)	4.25%	7.97%	9/19/2030	5,608	5,475	5,613
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	6.97%	12/11/2030	3,695	3,670	3,662
Berlin Packaging L.L.C.	Packaging	SOFR(M)(3)	3.25%	7.12%	6/7/2031	4,771	4,780	4,787
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.97%	5/31/2028	1,979	1,981	1,995
Boxer Parent Company Inc.	Software	SOFR(Q)(3)	3.00%	6.82%	7/30/2031	1,985	1,971	1,982
BradyPLUS Holdings, LLC	Distribution & Logistics	SOFR(Q)(3)	3.50%	7.15%	12/13/2032	3,090	3,044	3,062
Capstone Borrower, Inc.	Software	SOFR(Q)(3)	2.75%	6.40%	6/17/2030	1,121	1,115	1,122
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)(3)	3.25%	7.14%	10/30/2031	714	714	720
Citrin Cooperman Advisors LLC	Business Services	SOFR(Q)(3)	3.00%	6.67%	4/1/2032	1,980	1,977	1,987
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.48%	6/14/2032	4,807	4,827	4,807
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.57%	10/8/2028	5,879	5,756	5,649
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.90%	4/1/2032	3,902	3,888	3,903
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.17%	3/31/2032	3,787	3,791	3,813
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.43%	9/29/2028	3,722	3,726	3,664
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.72%	7/2/2031	4,987	4,934	5,000
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.75%	7.47%	7/9/2032	4,000	3,984	4,015
Disco Parent, Inc.	Software	SOFR(Q)(3)	3.25%	7.07%	8/6/2032	2,500	2,494	2,519
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.61%	10/4/2029	4,473	4,470	4,309
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	6.72%	8/16/2030	3,769	3,721	3,361
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	7.92%	4/2/2029	4,966	4,901	4,985
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.72%	9/15/2032	4,922	4,880	4,827
First Advantage Holdings, LLC	Business Services	SOFR(M)(3)	2.75%	6.47%	10/31/2031	1,954	1,954	1,937
Forgent Intermediate IV LLC	Manufacturing	SOFR(M)(3)	3.25%	6.90%	12/20/2032	4,573	4,528	4,551
Foundational Education Group, Inc.	Education	SOFR(Q)(3)	3.75%	7.85%	8/31/2028	4,426	4,090	4,092
Groundworks, LLC	Business Services	SOFR(M)(3)	3.00%	6.65%	3/14/2031	4,995	5,008	5,026
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.75%	7.47%	8/25/2032	4,478	4,467	4,501
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.07%	4/9/2029	4,967	4,875	4,396
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	7.67%	2/20/2032	5,970	5,941	5,946
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.02%	8/19/2028	4,000	3,854	3,905
Jones DesLauriers Insurance Management Inc.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.65%	12/10/2032	964	961	966
Kaseya Inc.	Software	SOFR(M)(3)	3.00%	6.72%	3/20/2032	4,598	4,600	4,608
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)(3)	3.00%	6.65%	3/22/2031	1,995	1,995	2,001
KnowBe4, Inc.	Software	SOFR(Q)(3)	3.75%	7.59%	7/23/2032	4,586	4,585	4,594
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.17%	3/4/2032	4,418	4,358	4,338
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.40%	12/18/2032	2,840	2,826	2,851
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)(3)	3.00%	6.72%	5/4/2028	4,733	4,689	4,755
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.65%	4/15/2031	2,000	2,008	2,008

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.72%	7/31/2031	$5,003	$4,978	$4,972
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	5.97%	10/31/2030	1,990	1,985	1,996
Oceankey (U.S.) II Corp.	Media	SOFR(M)(3)	3.50%	7.32%	12/15/2028	5,802	5,817	5,732
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.40%	12/10/2031	3,259	3,247	3,277
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.90%	9/24/2030	538	539	542
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.43%	10/8/2032	2,150	2,158	2,162
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(S)(3)	3.00%	6.60%	7/30/2032	4,261	4,251	4,284
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.08%	6/23/2028	4,988	4,804	4,913
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	6/25/2031	993	988	996
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	7.09%	2/26/2029	2,967	2,836	2,690
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	3.25%	6.94%	10/27/2032	2,843	2,836	2,859
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.17%	12/17/2027	3,975	3,903	3,825
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	6.92%	10/26/2030	4,987	4,998	4,985
Pushpay USA Inc.	Software	SOFR(S)(3)	3.75%	7.62%	8/15/2031	4,987	4,990	4,991
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.42%	4/24/2028	2,872	2,872	2,885
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.42%	7/21/2032	3,990	3,933	3,996
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.65%	12/23/2030	1,850	1,813	1,829
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	7.67%	2/28/2032	2,665	2,673	2,675
Secure Acquisition, Inc.	Packaging	SOFR(Q)(3)	3.75%	7.42%	12/16/2028	1,119	1,121	1,129
SonarSource Financing, LLC	Software	SOFR(M)(3)	4.50%	8.15%	12/19/2030	5,914	5,826	5,856
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	6.97%	8/13/2029	2,630	2,630	2,641
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	6.92%	10/4/2030	1,492	1,492	1,503
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	5.25%	9.40%	7/10/2026	3,491	3,471	3,440
Storable, Inc.	Software	SOFR(M)(3)	3.25%	6.97%	4/16/2031	2,805	2,808	2,822
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	6.92%	7/12/2032	4,734	4,720	4,765
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	7.92%	8/31/2028	4,842	4,845	4,834
TRC Companies LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	12/8/2028	1,489	1,481	1,495
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.97%	3/3/2031	3,990	3,976	3,874
US Fertility Enterprises, LLC	Healthcare	SOFR(M)(3)	3.50%	7.15%	12/10/2032	2,467	2,454	2,479
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.72%	10/29/2031	4,224	4,213	4,189
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.42%	7/13/2029	4,987	4,993	4,987
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	6.87%	8/9/2030	4,096	4,060	4,046
Xplor T1, LLC	Software	SOFR(Q)(3)	3.50%	7.29%	12/1/2032	6,982	6,948	7,000
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	6.97%	11/26/2031	6,982	6,968	6,939
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	9.11%	2/8/2028	2,529	2,531	2,529
Total Funded Investments						$269,968	$267,844	$267,318
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Business Services	SOFR(Q)(3)	—	—	4/1/2032	$455	$(5)	$2
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	—	—	3/31/2027	580	1	4
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	—	—	2/28/2032	323	1	1
US Fertility Enterprises, LLC	Healthcare	SOFR(M)(3)	—	—	12/10/2032	374	—	2
Total Unfunded Investments						$1,732	$(3)	$9
Total Investments						$271,700	$267,841	$267,327

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2025.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")
(4)During the year ended December 31, 2025, SLP I updated its investment industry classification to better reflect the business mix of underlying portfolio companies.

Below is certain summarized financial information for SLP I as of December 31, 2025:

Selected Balance Sheet Information:	December 31, 2025
Investments at fair value (cost of $267,841)	$267,327
Cash and cash equivalents	16,119
Interest and dividend receivable	692
Other assets	55
Total assets	$284,193

Borrowings	$161,950
Deferred financing costs (net of accumulated amortization of $173)	(1,597)
Payable for unsettled securities purchased	50,907
Contribution received in advance	8,000
Interest payable	3,359
Distribution payable	1,719
Other liabilities	369
Total liabilities	224,707
Members' capital	$59,486
Total liabilities and members' capital	$284,193

Selected Statement of Operations Information:	Year Ended December 31, 2025
Interest income	$5,915
Other income	201
Total investment income	6,116

Interest and other financing expenses	3,532
Other expenses	355
Total expenses	3,887

Net investment income	2,229

Net change in unrealized appreciation (depreciation) of investments	(514)
Net increase in members' capital	$1,715

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
For the year ended December 31, 2025, the Company earned approximately $1,739 of dividend income related to SLP I, which is included in dividend income. As of December 31, 2025, approximately $1,331 of dividend income related to SLP I was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of December 31, 2025, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
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

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,801,162	$—	$99,739	$1,701,423
Second lien	72,851	—	9,930	62,921
Subordinated	51,853	—	—	51,853
Equity and other	138,328	—	—	138,328
Total investments	$2,064,194	$—	$109,669	$1,954,525
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2024:

	Total	Level I	Level II	Level III
First lien	$1,250,834	$—	$1,842	$1,248,992
Second lien	119,089	—	46,777	72,312
Subordinated	37,360	—	—	37,360
Equity and other	88,281	—	—	88,281
Total investments	$1,495,564	$—	$48,619	$1,446,945
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at December 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(27,734)	(26,610)	(1,297)	—	173
Net change in unrealized appreciation (depreciation) of investments	(12,008)	4,050	794	118	(16,970)
Purchases, including capitalized PIK and revolver fundings (1)	932,307	824,201	10,503	14,717	82,886
Proceeds from sales and paydowns of investments (1)	(400,871)	(330,512)	(53,975)	(342)	(16,042)
Transfers into Level III (2)	34,963	379	34,584	—	—
Transfers out of Level III (2)	(19,077)	(19,077)	—	—	—
Fair value, Fair Value, December 31, 2025	$1,954,525	$1,701,423	$62,921	$51,853	$138,328
Unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(30,685)	$(9,282)	$(3,972)	$118	$(17,549)

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2025, portfolio investments were transferred into and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
The following table summarizes the changes in fair value of Level III portfolio investments for the year ended December 31, 2024, as well as the portion of appreciation (depreciation) included in income attributable to unrealized appreciation (depreciation) related to those assets and liabilities held by the Company at December 31, 2024:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair value, December 31, 2023	$1,958,982	$1,555,234	$269,766	$35,080	$98,902
Total gains or losses included in earnings:
Net realized (losses) gains on investments	(15,776)	(3,194)	(13,025)	—	443
Net change in unrealized (depreciation) appreciation of investments	12,519	(4,159)	16,443	246	(11)
Purchases, including capitalized PIK and revolving fundings (1)	99,582	85,677	—	2,374	11,531
Proceeds from sales and paydowns of investments (1)	(546,318)	(384,566)	(138,828)	(340)	(22,584)
Transfers out of Level III (2)	(62,044)	—	(62,044)	—	—
Fair value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Unrealized (depreciation) appreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(8,998)	$(8,632)	$351	$245	$(962)

(1)Includes non-cash reorganizations and restructurings.
(2)As of December 31, 2024, portfolio investments were transferred out of Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Level I, II, or III during the years ended December 31, 2025 and December 31, 2024. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an Income Based Approach (as described below). Additional consideration is given using a Market Based Approach (as described below) , as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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
December 31, 2025
(in thousands, except share and unit data)
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
Market Based Approach:    The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of December 31, 2025 and December 31, 2024, the Company, used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach:    The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of December 31, 2025 and December 31, 2024, the Company, used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,453,143	Market & income approach	EBITDA multiple	7.0x	31.3x	16.7x
			Revenue multiple	4.5x	19.5x	10.0x
			Discount rate	6.3%	21.6%	9.2%
	248,280	Other	N/A (2)	N/A	N/A	N/A
Second lien	56,275	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.4%	15.8%	12.8%
	6,646	Other	N/A (2)	N/A	N/A	N/A
Subordinated	51,853	Market & income approach	EBITDA multiple	8.8x	20.0x	15.6x
			Discount rate	11.7%	12.8%	12.3%
Equity and other	90,328	Market & income approach	EBITDA multiple	6.0x	21.0x	12.8x
			Revenue multiple	7.5x	10.5x	9.0x
			Discount rate	9.3%	13.2%	10.0%
	48,000	Income Approach	Discount rate	9.0%	11.0%	10.0%
	$1,954,525

(1)Unobservable inputs were weighted by the relative fair value of the investments.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
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
The fair value measurements of the GS Credit Facility (as defined below) and the Unsecured Notes (as defined below) are considered Level III securities. See Note 6. Borrowings for details.
The following are the principal amounts and fair values of the Company’s borrowings as of December 31, 2025 and December 31, 2024, respectively. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	Successor		Predecessor
	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$576,000	$574,490	$374,707	$383,298
NEWCRED Credit Facility (1)	499,389	502,270	—	—
Unsecured Notes (2)	—	—	200,000	197,053
Total Borrowings	$1,075,389	$1,076,760	$574,707	$580,351

(1)As of December 31, 2025, the principal amount of the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP that has been converted to U.S. dollars. As of December 31, 2025, the fair value of the NEWCRED Credit Facility was $502,270, which included €24,533 denominated in EUR, AUD 44,849 denominated in AUD, and £610 denominated in GBP that has been converted to U.S. dollars.
(2)The Unsecured Notes were redeemed, in full, on June 25, 2025.
Fair value risk factors—The Company seeks investment opportunities that offer the possibility of attaining substantial capital appreciation. Certain events particular to each industry in which the Company's portfolio companies conduct their

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
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
Note 5. Agreements and Related Parties
Advisory and Management Agreements
The Company has entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services, to the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Following approval from the Company's initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's trustees who are not parties to the Investment Advisory Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. The Board most recently re-approved the Investment Advisory Agreement on February 11, 2026 for a period of 12 months commencing on March 1, 2026.
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
GIII's board of directors initially approved an investment advisory and management agreement (the "Prior Investment Management Agreement") between GIII and the Investment Adviser on June 18, 2019. Following approval from GIII's initial unitholders, the Prior Investment Management Agreement became effective on July 15, 2019. Pursuant to Section 15(a)(2) of the 1940 Act, the Prior Investment Management Agreement had an initial term of two years, concluding on July 15, 2021, which term could be continued only so long as such continuance was approved annually by GIII's board of directors, including a majority of the directors who were not considered "interested persons" of the Company, defined in Section 2(a)(19) of the 1940 Act. Before the Prior Investment Management Agreement’s expiration, GIII inadvertently failed to present the Prior Investment Management Agreement for renewal to its board of directors as required by Section 15(a)(2) of the 1940 Act. The failure to renew the term of the Prior Investment Management Agreement for the succeeding annual period beginning July 15, 2021 was wholly inadvertent and unintentional and did not reflect the intent and desire of the board of directors or the Investment Adviser. Therefore, the Prior Investment Management Agreement was, unbeknownst to all parties involved, terminated effective as of July 15, 2021.
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
December 31, 2025
(in thousands, except share and unit data)
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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of its net assets at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
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
December 31, 2025
(in thousands, except share and unit data)
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
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeded the hurdle rate but was less than or equal to a rate of return of 2.059% (8.235% annualized). GIII referred to this portion of GIII's Pre-Incentive Fee Net Investment Income (which exceeded the hurdle rate but was less than 2.059%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 15.0% of GIII's Pre-Incentive Fee Net Investment Income as if a hurdle rate did not apply if this net investment income exceeded 2.059% in any calendar quarter; and
•15.0% of the dollar amount of the GIII's Pre-Incentive Fee Net Investment Income, if any, that exceeds a rate of return of 2.059% (8.235% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15.0% of all Pre-Incentive Fee Net Investment Income thereafter is allocated to the Investment Adviser.
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
December 31, 2025
(in thousands, except share and unit data)
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
The following table summarizes the management fees and incentive fees incurred by the Company for the year ended December 31, 2025, Period from December 17, 2024 to December 31, 2024 and for Predecessor for the period from Period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023.

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023
Management fee	$12,771	$492	$10,463	$13,195
Less: management fee waiver	(57)	—	(2,246)	(507)
Net management fee	$12,714	$492	$8,217	$12,688

Incentive fee, excluding accrued incentive fees on capital gains	$13,269	$496	$18,081	$24,071
Less: incentive fees waived	—	—	(3,137)	—
Net incentive fee excluding accrued incentive fees on capital gains	$13,269	$496	$14,944	$24,071
The Investment Adviser had entered into agreements with placement agents that provided for ongoing payments from the Investment Adviser based upon the amount of a Company shareholder's subscriptions and of GIII unitholder's Capital

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Commitment or capital contributions. Neither the Company, GIII, nor the unitholders bore any of the fees paid to placement agents of the Company and GIII, as any such fees paid by the Company and GIII were offset against the management fees
Expense Support and Conditional Reimbursement Agreement
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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of December 31, 2025, the Adviser has made Expense Payments in the amount of $2,680 for which the Company has made $630 in Reimbursement Payments since inception. As of December 31, 2025, approximately $210 of Reimbursement Payments were included in payable to affiliate balance on the Consolidated Statements of Assets and Liabilities.

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
December 31, 2025
(in thousands, except share and unit data)
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
Note 6. Borrowings
Wells Credit Facility—On August 30, 2019, GIII's wholly-owned subsidiary, GIII SPV, entered into the Loan and Security Agreement as the borrower, GIII as collateral manager and equityholder, the lenders from time to time party thereto, and Wells Fargo Bank, National Association ("Wells Fargo") as the administrative agent and the collateral custodian (as amended, from time to time, the "Loan and Security Agreement"), which is structured as a secured revolving credit facility (the "Wells Credit Facility"). The Wells Credit Facility had the maturity date of July 15, 2025 and had a maximum facility amount of $800,000. The revolving period of the Wells Credit Facility ended on July 15, 2023 (the "Revolving Period End Date"). On November 28, 2023, GIII repaid all amounts outstanding under the Wells Credit Facility, including outstanding borrowings and accrued interest, and terminated the Wells Credit Facility.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Wells Credit Facility for the years ended December 31, 2023:

Year Ended December 31,
2023(1)
Interest expense	$47,950
Non-usage fee	277
Amortization of financing costs	3,231
Weighted average interest rate	7.3%
Effective interest rate	7.9%
Average debt outstanding	$716,346

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
December 31, 2025
(in thousands, except share and unit data)
Supplement, on March 10, 2022, GIII issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “2022A Unsecured Notes”).
All fees associated with the origination of the 2021A Unsecured Notes and the 2022A Unsecured Notes (together, the "Unsecured Notes") were capitalized on the Company's Consolidated Statements of Assets and Liabilities and were charged against income as other financing expenses over the life of the Unsecured Notes.
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
The 2021A Tranche A Notes and the 2021A Tranche B Notes bore interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year. The 2022A Unsecured Notes bore interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year. These interest rates were subject to increase in the event that: (i) subject to certain exceptions, the Unsecured Notes or the Company cease to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the Note Purchase Agreement) was less than 1.83 to 1.00.
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
The Note Purchase Agreement also contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The Note Purchase Agreement included certain additional covenants and terms, including, without limitation, a requirement that the Company would not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
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
On May 6, 2024, GIII offered to prepay approximately 50,651 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
On July 16, 2024, GIII offered to prepay approximately 25,152 aggregate principal amount, including any accrued but unpaid interest, of the Unsecured Notes pursuant to Section 8.9(a) and (b) of the Note Purchase Agreement. The Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on August 16, 2024.
On June 25, 2025, the Company redeemed, in full, 200,000 aggregate principal amount of the outstanding Unsecured Notes, including any accrued interest through the repayment date.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Unsecured Notes for the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024, and January 1, 2024 to December 16, 2024, and the year ended December 31, 2023:

	Successor		Predecessor
	Year ended December 31, 2025 (1)	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Interest expense	$3,593	$289	$8,522	$10,223
Amortization of financing costs	317	24	905	840
Weighted average interest rate	3.7%	3.7%	3.7%	3.7%
Effective interest rate	4.1%	3.8%	4.1%	4.0%
Average debt outstanding	$194,475	$200,000	$238,476	$275,000

(1) Represents the period from January 1, 2025 to June 25, 2025 when the Unsecured Notes were fully redeemed.
As of December 31, 2025 and December 31, 2024 the outstanding balance on the Unsecured Notes was $0 and $200,000, respectively, and the Company and GIII were in compliance with the applicable covenants of the Note Purchase Agreement on such dates.
GS Credit Facility—On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL L.L.C., as an administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2030, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
As of the amendment on December 17, 2025, the GS Credit Facility bears interest at a rate of SOFR plus 1.75% per annum. From the period December 17, 2024 through December 16, 2025, the GS Credit Facility bore interest at a rate of SOFR plus 2.20% per annum. Prior to December 17, 2024, the GS Credit Facility bore interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024, and January 1, 2024 to December 16, 2024, and the year ended December 31, 2023:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023 (1)

Interest expense	$29,152	$1,186	$46,054	$4,911
Non-usage fee	1,221	45	736	65
Amortization of financing costs	1,378	56	3,188	308
Weighted average interest rate	6.5%	6.7%	8.1%	8.3%
Effective interest rate	7.1%	7.5%	8.8%	8.7%
Average debt outstanding	$440,051	$414,374	$579,958	$642,729

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
(1)For the year ended December 31, 2023, amounts reported represent the period from November 28, 2023 (commencement of the GS Credit Facility) to December 31, 2023.
As of December 31, 2025 and December 31, 2024, the outstanding balance on the GS Credit Facility was $576,000 and $374,707, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the year ended December 31, 2025:

Year ended December 31, 2025
Interest expense	$5,745
Non-usage fee	868
Amortization of financing costs	506
Weighted average interest rate	5.7%
Effective interest rate	7.6%
Average debt outstanding	$144,887
As of December 31, 2025, the principal amount of the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP that has been converted to U.S. dollars.
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
December 31, 2025
(in thousands, except share and unit data)
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $125,118, no outstanding bridge financing commitments and other future funding commitments of $250,064, which included €4,452 denominated in EUR that has been converted to U.S. dollars. As of December 31, 2024, the Company had unfunded commitments on revolving credit facilities of $62,731, no outstanding bridge financing commitments and other future funding commitments of $22,368. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility and NEWCRED Credit Facility as of December 31, 2025 and the GS Credit Facility as of December 31, 2024. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of December 31, 2025 and December 31, 2024, the Company had commitment letters to purchase investments in the aggregate par amount of $33,345 and $45,520 respectively, which could require funding in the future.
As of December 31, 2025, the Company had unfunded commitments related to an equity investment in SLP I of $32,000, which may be funded at the Company's discretion.
Note 9. Net Assets
Successor
The following table summarizes transactions in shares for the year ended December 31, 2025 and during the period from December 17, 2024 to December 31, 2024:

	Year Ended December 31, 2025		Period from December 17, 2024 to December 31, 2024
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Shares issued from the Merger	—	$—	24,216,852	$605,421
Subscriptions	3,345,706	82,889	14,808,153	370,204
Distributions Reinvested	1,000,254	24,657	—	—
Share Repurchases	(1,183,522)	(28,630)	—	—
Early repurchase deduction	—	230	—	—
Total increase (decrease)	3,162,438	$79,146	39,025,005	$975,625

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
The following table reflects the distributions declared on the Shares for the year ended December 31, 2025.

Distribution Declared Date	To Unitholders as of (Record Date)	Payable Date	Per Unit Distribution Declared
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
April 22, 2025	April 30, 2025	May 30, 2025	0.19
May 23, 2025	May 31, 2025	June 30, 2025	0.19
June 23, 2025	June 30, 2025	July 31, 2025	0.19
July 24, 2025	July 31, 2025	August 29, 2025	0.19
August 26, 2025	August 31, 2025	September 30, 2025	0.19
September 24, 2025	September 30, 2025	October 31, 2025	0.19
October 23, 2025	October 31, 2025	November 28, 2025	0.19
November 26, 2025	November 30, 2025	December 31, 2025	0.19
December 22, 2025	December 31, 2025	January 30, 2026	0.19
			$2.28
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
December 31, 2025
(in thousands, except share and unit data)
being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.
The following table further summarizes the share repurchases completed during the year ended December 31, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,207
May 30, 2025	15,128	—%	$24.55	June 30, 2025	$364
August 30, 2025	407,332	1.0%	$24.31	September 30, 2025	$9,704
December 2, 2025	711,743	1.7%	$24.06	December 31, 2025	$17,125

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
December 31, 2025
(in thousands, except share and unit data)
Note 10. Distributions
The Company intends to distribute approximately all of its net investment income on a monthly basis and substantially all of its taxable income on an annual basis, except that the Company may retain certain net capital gains for reinvestment.
Differences between taxable income and the results of operations for financial reporting purposes may be permanent or temporary in nature. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for U.S. federal income tax purposes. During the year ended December 31, 2025 and the periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024 and the year ended December 31, 2023, the Company's reclassifications of amounts for book purposes arising from permanent book/tax differences primarily related to nondeductible expenses were as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Undistributed net investment income	$32	$126	$19,674	$—
Distributions in excess of net realized gains	—	—	—	—
Contributed capital	(32)	(126)	(19,674)	—
For U.S. federal income tax purposes, distributions paid to shareholders of the Company are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid by the Company and GIII for the year ended December 31, 2025, the periods from January 1, 2024 to December 16, 2024 and December 17, 2024 to December 31, 2024 and the year ended December 31, 2023 was estimated to be as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Ordinary income	$93,064	$—	$99,419	$138,347
Capital gains	1,273	—	2,833	—
Return of capital	—	—	271,309	—
Total	$94,337	$—	$373,561	$138,347
As of December 31, 2025 and December 31, 2024, the costs of investments for the Company for U.S. federal income tax purposes were $2,122,303 and $1,512,987, respectively.

	December 31, 2025	December 31, 2024
Tax cost	$2,122,303	$1,512,987
Gross unrealized appreciation on investments	39,210	23,150
Gross unrealized depreciation on investments	(97,319)	(40,573)
Total investments at fair value	$2,064,194	$1,495,564
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis differ from the amounts reflected per the Company's and GIII's Consolidated Statements of Assets, and Liabilities by temporary book/tax differences primarily arising from differences between the tax and book basis of the Company's investment in securities held directly and undistributed income.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
For the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024 and the year ended December 31, 2023, the Company's and GIII's components of accumulated earnings (deficit) on a tax basis were as follows:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Accumulated capital loss carryforwards	$—	$—	$—	$(205)
Other temporary differences	(2,572)	(2,639)	(2,760)	(23,255)
Undistributed ordinary income	1,410	2,998	—	—
Undistributed net capital gains	—	165	—	—
Unrealized (depreciation) appreciation	(58,034)	(17,423)	(16,820)	(13,165)
Total	$(59,196)	$(16,899)	$(19,580)	$(36,625)
The Company is subject to a 4.0% nondeductible federal excise tax on certain undistributed income unless the Company distributes, in a timely manner as required by the Code, an amount at least equal to the sum of (1) 98.0% of its respective net ordinary income earned for the calendar year and (2) 98.2% of its respective capital gain net income for the one-year period ending October 31 in the calendar year. For the year ended December 31, 2025 and the period from December 17, 2024 to December 31, 2024, the Company expects to incur and incurred excise taxes of approximately $0 and $126, respectively. For the period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023, GIII did not incur any excise taxes.
The following information is hereby provided with respect to distributions declared during the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024 and the year ended December 31, 2023:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Distributions per share	$2.28	$—	$3.251	$1.204
Ordinary dividends(1)	98.65%	—%	26.61%	100.00%
Long-term capital gains	1.35%	—%	0.76%	—%
Qualified dividend income	—%	—%	—%	—%
Dividends received deduction	—%	—%	—%	—%
Interest-related dividends(2)	90.01%	—%	25.93%	97.67%
Qualified short-term capital gains(2)	—%	—%	—%	—%
Return of capital	—%	—%	72.63%	—%

(1)Ordinary dividends are from the Company's and GIII's net investment income and net short-term capital gains for the year. This type of dividend is reported as ordinary income. Ordinary dividend distributions from a RIC generally do not qualify for the preferential tax rate on dividend income from domestic corporations and qualified foreign corporations except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations.
(2)Interest-related dividends and short-term capital gain dividends received by nonresident aliens and foreign corporations are generally eligible for exemption from U.S. withholding tax in accordance with Sections 871(k) and 881(e) of the Code.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Note 11. Earnings Per Share
The following information sets forth the computation of basic net increase in the Company's net assets per share resulting from operations for the year ended December 31, 2025 and the period from December 17, 2024 to December 31, 2024 and of the Predecessors members' capital per unit resulting from operations for the period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31, 2023

Earnings per share (Successor) and per unit (Predecessor) - basic and diluted
Numerator for basic & diluted earnings per share (Successor) and per unit (Predecessor):	$52,064	$2,555	$99,622	$155,673
Denominator for basic & diluted weighted average share (Successor) and unit (Predecessor):	41,384,599	39,025,005	114,906,527	114,906,527
Basic & diluted earnings per share (Successor) and per unit (Predecessor):	$1.26	$0.07	$0.87	$1.35

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Note 12. Financial Highlights
The following information sets forth the Company's financial highlights for the year ended December 31, 2025 and period from December 17, 2024 to December 31, 2024, and GIII's financial highlights for the period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
				2023	2022	2021

Per share and unit data(1):
Net assets value at the beginning of the period	$25.07	$25.00	$9.65	$9.50	$9.95	$10.00
Net investment income	2.34	0.09	0.95	1.19	0.94	1.07
Net realized and unrealized gains (losses)(2)	(1.07)	(0.02)	(0.08)	0.16	(0.50)	(0.15)
Total net increase	1.27	0.07	0.87	1.35	0.44	0.92
Placement fees (3)	—	—	—	—	—	—
Distributions declared to shareholders and Predecessor's unitholders from net investment income	(2.25)	—	(0.91)	(1.20)	(0.89)	(0.97)
Distributions declared to shareholders from net realized gains	(0.03)	—	—	—	—	—
Return of capital distributions	—	—	(2.34)	—	—	—
Early purchase deduction (3)	—	—	—	—	—	—
Net assets value at the end of the period	$24.06	$25.07	$7.27	$9.65	$9.50	$9.95
Total return based on Successor's net assets and Predecessor's members' capital(4)	5.25%	0.28%	11.62%	14.95%	4.57%	9.52%
Successor's Shares or Predecessor's Units outstanding at end of period	42,187,443	39,025,005	114,906,527	114,906,527	114,906,527	91,925,222
Average weighted Successor's Shares or Predecessor's Units outstanding for the period	41,384,599	39,025,005	114,906,527	114,906,527	109,743,604	40,862,822
Average Successor's net assets and Predecessor's members' capital for the period	1,021,493	$975,795	$955,913	$1,098,081	$1,077,640	$408,956
Ratio to average Successor's net assets and Predecessor's members' capital:
Net investment income	9.44%	8.64%	11.94%	12.42%	9.53%	10.71%
Total expenses, before waivers/reimbursements (5)	7.38%	7.46%	10.31%	10.12%	6.81%	7.14%
Total expenses, net of waivers/reimbursements(5)	7.38%	7.25%	9.52%	10.07%	6.78%	6.91%
Average debt outstanding— Unsecured Notes(6)	$194,475	$200,000	$238,476	$275,000	$256,370	$128,667
Average debt outstanding—BMO Subscription Line (7)	N/A	N/A	N/A	N/A	$94,578	$103,346
Average debt outstanding—Wells Credit Facility (8)	N/A	N/A	N/A	$716,346	$617,945	$198,990
Average debt outstanding—GS Credit Facility (9)	$440,051	$414,374	$579,958	$642,729	N/A	N/A

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year Ended December 31,
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	2023	2022	2021

Average debt outstanding—NEWCRED Credit Facility (10)	$144,887	N/A	N/A	N/A	N/A	N/A
Asset coverage ratio	194.38%	270.21%	224.10%	220.28%	213.62%	223.53%
Portfolio turnover	21.69%	0.96%	1.03%	3.30%	9.97%	25.75%
Capital Commitments	N/A	N/A	$1,149,065	$1,149,065	$1,149,065	$1,149,065
Funded Capital Commitments	N/A	N/A	$1,149,065	$1,149,065	$1,149,065	$919,252
% of Capital Commitments funded	N/A	N/A	100.00%	100.00%	100.00%	80.00%

(1)Per share and unit data is based on weighted average Successor's share or Predecessor's units outstanding for the respective period (except for distributions declared to the Successor's shareholders or Predecessor's unitholders, which are based on actual rate per share or unit, respectively). Per share data is relevant for the Company's year ended December 31, 2025 and period from December 17, 2024 to December 31, 2024 and per unit data is relevant for GIII period from January 1, 2024 to December 16, 2024 and the years ended December 31, 2023 , December 31, 2022, and December 31, 2021. The Company's shares were offered at an initial purchase price of $25.00.
(2)The total amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions which for the year ended December 31, 2025, the periods from December 17, 2024 to December 31, 2024 and January 1, 2024 to December 16, 2024 and the years ended December 31, 2023, December 31, 2022, and December 31, 2021 were $0.00, $0.00, $0.01, $(0.01), $(0.02) and $(0.06), respectively.
(3)The per share amount rounds to less than $0.01 per share for the Company.
(4)Total return is calculated assuming a purchase at the Successor's net assets per Share or Predecessor's members' capital per Unit on the first day of the year, and a sale at the Successor's net assets Share or Predecessor's members' capital per Unit on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at the Successor's net assets per Share on the first business day of the subsequent month. Total return calculation is not annualized.
(5)Amounts are annualized except for organizational and offering expenses. For the year ended December 31, 2025 and the period from December 17, 2024 to December 31, 2024, total expenses, net of waivers/reimbursements includes the effect of the expense support/Recoupment.
(6)For the year ended December 31, 2025, average debt outstanding represents the period from January 1, 2025 to June 25, 2025 (redemption of the Unsecured Notes). For the year ended December 31, 2021, average debt outstanding represents the period from August 4, 2021 (issuance of the Unsecured Notes) to December 31, 2021
(7)For the year ended December 31, 2022, average debt outstanding represents the period from January 1, 2022 to March 25, 2022 (termination of the BMO Subscription Line).
(8)For the year ended December 31, 2023, average debt outstanding represents the period from January 1, 2023 to November 28, 2023 (termination of the Wells Credit Facility).
(9)For the year ended December 31, 2023, average debt outstanding represents the period from November 28, 2023 (commencement of GS Credit Facility) to December 31, 2023.
(10)For the year ended December 31, 2025, average debt outstanding represents the period from May 12, 2025 (commencement of NEWCRED Credit Facility) to December 31, 2025.
N/A    Not Applicable.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
Note 13. Recent Accounting Standards Updates
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on the Company's consolidated financial statements
Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker ("CODM") is the Company’s Chief Executive Officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 15. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
January Subscriptions and Dividend Declarations
The Company received approximately $1.4 million of net proceeds relating to the issuance of shares for subscriptions effective January 2, 2026.
On January 21, 2026, the Board declared a distribution of $0.19 per share which is payable on February 27, 2026 to shareholders of record as of January 31, 2026.
January Net Asset Value
The net asset value (“NAV”) per share as of January 31, 2026, as determined in accordance with the Company’s valuation policy, was $23.99.
February Subscriptions and Dividend Declarations
The Company received approximately $0.9 million of net proceeds relating to the issuance of shares for subscriptions effective February 2, 2026.
On February 25, 2026, the Board declared a distribution of $0.19 per share which is payable on March 31, 2026 to shareholders of record as of February 27, 2026.
Management Company Revolver

On February 5, 2026, the Company entered into an unsecured revolving credit facility with NMF Investments III, L.L.C., an affiliate of the Investment Adviser. The Uncommitted Revolving Loan Agreement, (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility, with a maximum facility amount $50,000. The maturity date of the Unsecured Management Company Revolver is December 31, 2030.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund and Predecessor (Continued)
December 31, 2025
(in thousands, except share and unit data)
NewCred Private Placement

On February 25, 2026, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchasers listed therein (the “Purchasers”), which Note Purchase Agreement relates to the Company's issuance and sale of $85,000 aggregate principal amount of its 6.47% Series 2026A Senior Notes, Tranche A, due March 15, 2029 (the “March 2029 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act.

On February 25, 2026, the Company entered into a Master Note Purchase Agreement (the “Note Purchase Agreement”) with the Purchasers listed therein (the “Purchasers”), which Note Purchase Agreement relates to the Company's issuance and sale of $140,000 aggregate principal amount of its 6.89% Series 2026A Senior Notes, Tranche B, due March 17, 2031 (the “March 2031 Notes”) in a private placement in reliance on Section 4(a)(2) of the Securities Act.

The net proceeds from the sale of the March 2029 Notes and March 2031 Notes were approximately $222,450, based on an offering price of 99% per note, after deducting the placement agent fee and estimated offering expenses of approximately $2,550, each payable by the Company.

The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic U.S. Securities and Exchange Commission ("SEC") filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.
Due to our status as an "emerging growth company" under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.
(c)Changes in Internal Control Over Financial Reporting
Management has not identified any change(s) in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
(a)None.
(b)For the fiscal quarter ended December 31, 2025, neither the Company nor any trustee or officer has entered into or terminated any (i) contract, instruction or written plan for the purchase or sale of securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or (ii) any non-Rule 10b5-1 trading arrangement.
We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and trustees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

The terms "we", "us", "our" and the "BDC" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
PART III
Item 10.    Trustees, Executive Officers and Corporate Governance
Our business and affairs are managed under the direction of our board of trustees (our "Board"). Our Board appoints our officers, who serve at the discretion of our Board. Our Board has an audit committee, a nominating and corporate governance committee and a valuation committee and may establish additional committees from time to time as necessary. Our Board consists of five members, three of whom are not "interested persons" of the Company (the "Independent Trustees") as that term is defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the "1940 Act"). Our governing documents also give our Board sole authority to appoint trustees to fill vacancies that are created either through an increase in the number of trustees or due to the resignation, removal or death of any trustee. There were no legal proceedings of the type described in Item 401(f) of Regulation S-K in the past 10 years against any of our trustees, or officers, and none are currently pending. There were no legal proceedings of the type described in item 401(g) of Regulation S-K in the past five years against the Investment Adviser, which may be deemed to be a promoter of the Company, which would be material to a voting or investment decision in the Company. There is no arrangement or understanding between any of our trustees or officers pursuant to which they were selected as trustees or officers and the Company or any other person or entity.
Trustees
Information regarding our Board is set forth below. The trustees have been divided into two groups: Independent Trustees and interested trustees. Our interested trustees are "interested persons" as defined in Section 2(a)(19) of the 1940 Act due to their positions at New Mountain Capital. The address for each trustee is c/o New Mountain Private Credit Fund, 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Age	Position(s) Held with the Company	Principal Occupation(s) During Past Five Years	Number of Portfolios in Fund Complex Overseen by Trustee (1)	Other Directorships Held by Trustee	Trustee Since
Independent Trustees
Barbara Daniel	60	Trustee	Chief Strategy Officer of Sirius XM (a broadcasting corporation that provides satellite radio and online radio services) from 2024 to 2025; Vice President and Head of Corporate Strategy from 2015 to 2024	2	Director of Isos Acquisition Corp. from 2021 to 2022	2024
Daniel Hébert	70	Trustee	Chief Executive Officer of 777 Securities, LLC (Registered Broker Dealer) since September 2018; Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP (Registered Investment Advisor) from 2022 to 2024	4	None other than those in the Fund Complex(1)	2024
John Malfettone	70	Trustee	Senior Advisor to the Transaction Advisory Group at Alvarez & Marsal (a management consulting firm) since 2020	3	None other than those in the Fund Complex(1)	2024
Interested Trustees
John R. Kline	50	Trustee, Chief Executive Officer, President	Chief Executive Officer and President of the Company since 2024; Chief Executive Officer of New Mountain Guardian III BDC, L.L.C. (BDC), New Mountain Guardian IV BDC, L.L.C. (BDC) from 2023 to 2024; Chief Executive Officer of NMF SLF I, Inc. (BDC) since January 2023; President of New Mountain Finance Corporation since 2016; President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; President of NMF SLF I, Inc. (BDC) since 2019; President of New Mountain Guardian IV BDC, L.L.C. (BDC) since 2022; Chief Operating Officer of New Mountain Finance Corporation from 2013 to 2022; Executive Vice President of New Mountain Finance Corporation from 2013 to 2016; Chief Operating Officer of NMF SLF I, Inc. (BDC) from 2019 to 2022; Chief Operating Officer of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2022; and Managing Director of New Mountain Capital, L.L.C. (advisory) (private equity firm) since 2008.	5	Director of Unitek Global Services, Inc. (business services company) since January 2015	2024
Adam B. Weinstein	46	Trustee, Executive Vice President	Executive Vice President of the Company since 2024; Executive Vice President and Chief Administrative Officer of New Mountain Finance Corporation (BDC) since January 2013; Executive Vice President of NMF SLF I, Inc. (BDC) since 2019; Executive Vice President of New Mountain Guardian III BDC, L.L.C. (BDC) from 2019 to 2024; Executive Vice President of New Mountain Guardian IV BDC, L.L.C. (BDC) since 2022; and Managing Director, President, Chief Operating Officer, and Chief Financial Officer, along with other various roles, of New Mountain Capital, L.L.C. (private equity firm) since 2005.	4	Director of Grant Thornton (independent audit, tax and advisory firm) since 2024; Director of Sonrava Health (dental office chain) from 2021-2024; Director of Citrin Cooperman & Company, LLP (licensed CPA firm) from 2021-2024	2024
(1)The term “Fund Complex” includes the Company, New Mountain Finance Corporation, New Mountain Guardian IV BDC, L.L.C., New Mountain Guardian IV Income Fund, L.L.C., and NMF SLF I, Inc., each of which is a business development company advised by the Investment Adviser.

Executive Officers Who Are Not Trustees
Information regarding each of our executive officers who is not a trustee is as follows:

Name	Age	Position(s)	Officer Since
Joseph W. Hartswell	47	Chief Compliance Officer	2024
Laura C. Holson	40	Chief Operating Officer	2024
Kris Corbett	50	Chief Financial Officer and Treasurer	2024
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
Daniel B. Hébert has been a trustee of the Company since 2024. Mr. Hébert has also served as a director of New Mountain Finance Corporation since 2019 and was previously a director from August 2011 until March 2012. Mr. Hébert has also served as a director of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2026. Mr. Hébert has served as the Chief Executive Officer of 777 Securities, LLC, a registered broker-dealer, since September 2018. He was Co-Founder, Chief Operating Officer and Chief Compliance Officer of Vision One Management Partners, LP, a registered investment advisor, from 2022 to 2024. He served as Chief Executive Officer of Bernstein Hébert Securities, a registered broker-dealer, from September 2018 to June 2020, and as Chief Operating Officer of Bernstein Equity Partners, LLC, a family office and investment banking boutique, from May 2017 to June 2020. From 2013 until 2017, Mr. Hébert was a Managing Director at Sandler & O’Neill, an investment banking firm. He served as a Partner and Managing Director at North Sea Partners LLC, an investment banking firm, from 2011 until 2013. Prior to that he served as a Managing Director at Tri-Artisan Partners, LLC from 2005 through the summer of 2011. Before Tri-Artisan, Mr. Hébert spent approximately seven years as the Head of Merger & Acquisitions at Rabo Bank International. From September 1991 through March 1999, he was a Managing Director in the Corporate Finance Department of BT Alex Brown. Prior to joining BT Alex Brown, Mr. Hébert formed Dakota Capital in February 1991 to acquire a Canadian wine distributor; and from 1985 to 1991, he worked as a Director in the Corporate Finance Department of Salomon Brothers. Mr. Hébert began his career in the Corporate Finance Department at Morgan Stanley in New York in 1982. Mr. Hébert holds a Bachelor of Arts from Acadia University and received his M.B.A. from Richard Ivey School of Business.
Mr. Hébert brings experience in the investment banking industry to our Board. This background positions Mr. Hébert well to serve as our trustee.

John P. Malfettone has been a trustee of the Company since 2024. Mr. Malfettone has also served as a director of NMF SLF I, Inc. since 2019 and a director of New Mountain Finance Corporation since 2026. He has also served as a Senior Advisor to the Transaction Advisory Group at Alvarez & Marsal since 2020. Prior to retirement, he previously served as Senior Managing Director at Clayton, Dubilier & Rice (“CD&R”), a global private investment firm based in New York. Mr. Malfettone joined CD&R in 2010; he was the leader of CD&R’s Portfolio Procurement, Portfolio Insurance Programs, and the Chief Compliance Officer. Previously, from 2004 to 2010, Mr. Malfettone served as a Partner, Chief Operating Officer and Chief Compliance Officer at Oak Hill Capital Partners, a leading U.S. based middle market private equity firm. Prior to joining Oak Hill, he worked for 12 years at General Electric Co. (“GE”) serving numerous leadership roles since 1990, including that of a Managing Director at GE’s private equity business, EVP, CFO and Corporate Controller for GE Capital. Before GE, Mr. Malfettone started his career at KPMG in 1977 and was promoted to partner in 1988. Mr. Malfettone has been a CPA since 1978 and earned his Bachelor of Sciences in Accounting, magna cum laude, from the University of Connecticut, where he is a member of the School of Business Hall of Fame. Mr. Malfettone’s charitable endeavors include President of the Cardinal Shehan Center Board and Co-Founder and CEO of Bleeding Blue for Good, the non-profit NIL collective for the University of Connecticut.
Mr. Malfettone brings his experience in investment management, including perspectives related to audit and compliance, as well as potential industry-specific expertise related to various portfolio investments to our Board. This background positions Mr. Malfettone well to serve as our trustee.

Interested Trustees
 John R. Kline has been a trustee and our Chief Executive Officer ("CEO") and President since 2024. Mr. Kline has also served as chief executive officer of NMFC, New Mountain Guardian IV BDC, L.L.C., NMF SLF I, Inc. and New Mountain Guardian IV Income Fund, L.L.C. since 2023 and served as the chief executive officer and president of GIII (as defined below) from 2023 to 2024. Mr. Kline also serves as a Managing Director of New Mountain Capital, a director of NMFC since 2019, the Chairman of the Board of directors of NMF SLF I, Inc. since 2019, the Chairman of the Board of directors of New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. since 2022, and the chairman of the board of directors and president of GIII from 2019 to 2024 and the president of GIII from 2023 to 2024.. He previously served as Chief Operating Officer of the Company, NMFC and NMF SLF I, Inc. from 2019 to February 2022, and the Chairman of the Board of directors of New Mountain Guardian III BDC, L.L.C. ("GIII") from 2019 to 2024 and the President of GIII from 2023 to 2024. Prior to joining New Mountain Capital in 2008, he worked at GSC Group Inc. ("GSC") from 2001 to 2008 as an investment analyst and trader for GSC Group Inc.'s control distressed and corporate credit funds. From 1999 to 2001, Mr. Kline was with Goldman Sachs & Co. where he worked in the Credit Risk Management and Advisory Group. He currently serves as a director of UniTek Global Services, Inc. Mr. Kline received an A.B. degree in History from Dartmouth College.
Mr. Kline's depth of experience in managerial operational positions in investment management and financial services and as a member of other corporate boards of directors, as well as his intimate knowledge of our business and operations, provides our Board valuable industry- and company-specific knowledge and expertise.
Adam B. Weinstein has been our trustee and has served as our Executive Vice President ("EVP") since 2024. Mr. Weinstein also serves as a Managing Director, President and Chief Operating Officer of New Mountain Capital and has been in various roles since joining in 2005. Additionally, Mr. Weinstein serves as EVP, Chief Administrative Officer and director of NMFC and EVP of NMF SLF I, Inc, New Mountain Guardian IV BDC, L.L.C. and New Mountain Guardian IV Income Fund, L.L.C. Mr. Weinstein served as a director and the EVP of New Mountain Guardian III BDC, L.L.C. from 2019 to 2024. Prior to joining New Mountain Capital in 2005, Mr. Weinstein was a Manager at Deloitte & Touche LLP and worked in that firm's merger and acquisition and private equity investor services areas. He also currently serves as a director of Bellerophon Therapeutics Inc., Great Oaks Foundation and Victory Education Partners. Mr. Weinstein sits on a number of boards of directors for professional and non-profit organizations. Mr. Weinstein received his B.S. from Binghamton University, is a member of the AICPA and is a New York State Certified Public Accountant.
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
The Board met seven times during the fiscal year ended December 31, 2025 and acted on various occasions by written consent. All trustees then in office attended at least 75% of the aggregate number of meetings of the Board held during the period for which they were a trustee and of the respective committees on which they served during 2025.
Audit Committee
The audit committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the audit committee. The audit committee's responsibilities include selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements. The audit committee has also established guidelines and makes recommendations to our Board regarding the valuation of our investments. The audit committee is responsible for aiding our Board in determining the fair value of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board and the audit committee may utilize the services of nationally recognized third-party valuation firms to help determine the fair value of material assets. The audit committee is composed of Ms. Daniel, Mr. Hébert and Mr. Malfettone. Mr. Malfettone serves as Chairman of the audit committee. Our Board has determined that Ms. Daniel, Mr. Hébert and Mr. Malfettone are "audit committee financial experts" as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. All audit committee members meet the current independence and experience requirements of Rule 10A-3 of the Exchange Act.
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

Nomination of Trustees
There have been no material changes to the procedures by which shareholders may recommend nominees to our Board implemented since the filing of Amendment No. 3 to our Registration Statement on Form 10.
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
Compensation of Trustees
The following table sets forth compensation of our trustees for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash(2)	Total Compensation Paid from the Fund Complex (3)	Total
Interested Trustees(1)
John R. Kline	$—	$—	$—
Adam B. Weinstein	$—	$—	$—
Independent Trustees
Barbara Daniel	$30,188	$154,167	$184,355
Daniel Hébert	$31,188	$132,000	$163,188
John Malfettone	$32,219	$30,375	$62,594

(1)No compensation will be paid to trustees who are "interested persons," as that term is defined in the 1940 Act.
(2)We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our trustees.
(3)Total compensation paid from the Fund Complex refers to the sum of the following fees paid to each Independent Trustee in connection with their respective positions as a director of certain affiliates of the Company: (a) the compensation paid by the Company as described in the table above; (b) $266,000 in compensation paid to Ms. Daniel and Mr. Hébert by New Mountain Finance Corporation; and (c) $50,542 in compensation paid to Ms. Daniel and Mr. Malfettone by NMF SLF I, Inc. for the fiscal year ended December 31, 2025.
Each of our Independent Trustees will receive an annual retainer fee of $25,000, payable once per year, if the trustee attends at least 75% of the meetings held during the previous year. In addition, our Independent Trustees will receive $625 for each regularly scheduled board meeting and $250 for each special board meeting that they participate in. For this purpose, actions taken by written consent relating to matters that supplement or follow up on items covered at regularly scheduled board meetings are treated as special board meetings. Independent Trustees will also be reimbursed for all reasonable out-of-pocket expenses incurred in connection with participating in each board meeting. For the year ended December 31, 2025, there were $2,704 in out-of-pocket expenses reimbursed.
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

Compensation Committee
We currently do not have a compensation committee because our executive officers do not receive compensation from us.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2025, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee (as the Board does not have a compensation committee) or on our Board. No executive officer or member of our Board participated in deliberations of the Board concerning executive officer compensation. No member of our Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.
Compensation Committee Report
Currently, we do not directly compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our Annual Report on Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of February 27, 2026, the beneficial ownership of each current trustee, our executive officers, each person known to us to beneficially own more than 5% of the outstanding Shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 42,486,057 Shares outstanding as of February 27, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Shares. Ownership information for those persons who beneficially own more than 5% of our Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power over such Shares. Unless otherwise indicated, the address of all executive officers and trustees is c/o New Mountain Private Fund, 1633 Broadway, 48th Floor, New York, New York 10019.

Name	Type of Ownership	Number of Shares Owned(5)	Percentage
Interested Trustees
John R. Kline	Record	32,834	*
Adam B. Weinstein	Record	57,189	*
Independent Trustees
Barbara Daniel	—	—	—%
Daniel Hébert	—	—	—%
John Malfettone	—	—	—%
Executive Officers Who Are Not Trustees
Joseph W. Hartswell	—	—	—%
Laura C. Holson	Record	22,751	*
Kris Corbett	Record	2,321	*
All Trustees and Executive Officers as a Group (8 persons)	Record	115,095	*

Five-Percent Shareholders
Steven Klinsky (1)	Record	6,646,522	15.6%
Dimensions Capital Management LLC (2)	Record	5,998,719	14.1%
Western Conference of Teamsters Pension Trust Fund(3)	Record	4,882,181	11.5%
Coller Credit Secondaries Investment Management Limited(4)	Record	3,441,195	8.1%

* Less than 1%
(1)Based upon information contained in the Schedule 13D/A filed February 14, 2025 by Steven Klinsky, whose address is 1633 Broadway 48th Floor, New York, New York 10019. Mr. Klinsky may be deemed to beneficially own Shares of the Fund as follows: (i) 2,532,015 Shares held directly, (ii) 4,064,107 Shares held directly by New Mountain GP Holdings LP, (iii) 40 Shares held directly by New Mountain Finance Advisers, LLC and (iv) 50,400 held in trusts established for the benefit of immediate family members for which Mr. Klinsky serves as trustee of the and, in such capacity, has investment and voting discretion over shares held by each trust.
(2)Based upon information contained in the Schedule 13G filed December 30, 2024 by Dimension Capital Management LLC is a Florida investment adviser whose address is 2800 Ponce De Leon Blvd, 15th Floor, Coral Gables, FL 33134.
(3)Based upon information contained in the Schedule 13G filed January 2, 2025 by Western Conference of Teamsters Pension Trust Fund is a Washington employee benefit plan whose address is 2323 Eastlake Avenue East, Seattle, WA 98102.
(4)Based upon information contained in the Schedule 13G filed December 26, 2024 by Coller Credit Secondaries Investment Management Limited is a Guernsey limited liability company whose address is North Suite, First Floor, Regency Court, Glategny Esplanade, St. Peter Port, Guernsey GY1 1WW.
(5)The number of shares in the table above reflects additional shares issued pursuant to the Distribution Reinvestment Plan since the latest Form 4, Schedule 13D/A, and Schedule 13G filings.

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
While we may co-invest with investment entities managed by the Investment Adviser or its affiliates to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. On May 13, 2025, we, the Investment Adviser and certain of our affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC. The Exemptive Order allows us to coinvest in certain negotiated transactions with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, we generally are permitted to co-invest with certain of our affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of our board of directors make certain findings (1) in most instances when we co-invest with our affiliates in an issuer where our affiliate has an existing investment in the issuer, and (2) if we dispose of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis, or is a sale of a tradable security. Pursuant to the Exemptive Order, our board of directors oversees our participation in the co-investment program. As required by the Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and our Chief Compliance Officer will provide reporting to our board of directors.
As a result of the 1940 Act’s restrictions on our ability to invest with our affiliates, we may be forced to forgo certain investment or disposition opportunities that would otherwise be attractive for us to the extent the co-investment or disposition is not permitted under the 1940 Act.
Where the terms of the Exemptive Order are met, or in respect of investment opportunities where the only term negotiated is price, we may typically invest alongside other accounts in accordance with the terms of the Investment Adviser's allocation policy.
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
Co-Investments
The Investment Adviser and its affiliates may, from time to time, subject to applicable law and conditions of the Exemptive Order, offer one or more shareholders or investors in other accounts and/or other third-party investors the opportunity to co-invest with us in particular investments, including through one or more co-mingled funds designed for co-investment with us. Except as otherwise agreed with any individual shareholders, the Investment Adviser and its affiliates are not obligated to arrange co-investment opportunities, and no shareholders will be obligated to participate in such an opportunity. The Investment Adviser and its affiliates have sole discretion as to the amount (if any) of a co-investment opportunity that will be allocated to particular shareholders or vehicles in which shareholders participate and may allocate co-investment opportunities instead to investors in other accounts or to third parties. The Investment Adviser or its affiliates may receive fees and/or allocations from co-investors, which may differ as among co-investors (and certain co-investors or co-investment vehicles may not be charged any fees), and also may differ from the fees borne by us.
Allocation of Personnel
The Investment Adviser shall cause its personnel to devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner. New Mountain personnel, including those responsible for our affairs, have commitments to, and may work on other projects unrelated to, us. Such personnel may also (i) serve as members of the boards of directors and retain fees for such services for such person's own account, (ii) engage in such civic, trade association (or similar organization), industry and charitable activities as such person shall choose, (iii) conduct and manage such person's personal and family investment and related activities and (iv) engage in any other activities not prohibited by our Declaration of Trust. Conflicts may arise as a result of such other activities and in allocating management time services and functions. The possibility exists that such companies could engage in transactions which would be suitable for us, but in which we might be unable to invest. See also Item 1A. Risk Factors—Certain General Risks of an Investment in our Shares—Role of New Mountain and its Professionals; No Dedicated Investment Team in this Annual Report on Form 10-K.
Conflicts Related to Portfolio Investments
Officers, employees and senior advisors of New Mountain may serve, as directors of certain portfolio investments and, in that capacity, will be required to make decisions that consider the best interests of such portfolio investment and its shareholders. In certain circumstances, for example in situations involving bankruptcy or near-insolvency of a portfolio company, actions that may be in the best interest of the portfolio investment may not be in our best interests, and vice versa. Accordingly, in these situations, there will be conflicts of interest between such individual's duties as an officer or employee of New Mountain, or as a shareholder, and such individual's duties as a director of the portfolio company. A portfolio company may enter into transactions with another portfolio company or a portfolio company of another New Mountain product. If an issuer in which the Company and a New Mountain-managed or sponsored fund or other investment vehicle hold different classes of securities encounters financial problems, decisions over the terms of any workout will raise conflicts of interest (including conflicts over proposed waivers and amendments to debt covenants and other terms).
Diverse Shareholder Group
Our shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting regulatory, investment, tax and other interests with respect to their investments in us. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles may relate to or arise from, among other things, the nature of portfolio investments made by us and other such partnerships, the selection, structuring, acquisition and management of portfolio investments, the timing of disposition of portfolio investments, internal investment policies of the Investment Adviser and shareholders and target risk/return profiles of shareholders. As a consequence, conflicts of interest may arise in connection with the decisions made by the Investment Adviser, including with respect to the nature or structuring of portfolio investments that may be more beneficial for one investor than for another investor, especially with respect to investors' individual tax situations. In addition, we may make portfolio investments which have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring portfolio investments appropriate for us, the Investment Adviser will generally consider our investment and tax objectives and our shareholders as a whole, and not the investment, tax or other objectives of any shareholder individually. In addition, certain shareholders may also be limited partners in other New Mountain funds, including co-investment vehicles that may invest alongside us in one or more investments. It is also possible that we or our Portfolio Companies may be counterparties (such counterparties dealt with on an arm's-length basis) or participants in agreements, transactions, or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholders described in the previous two sentences may therefore have different information about New Mountain and us than shareholders not similarly positioned.

Certain shareholders have representatives on the advisory committee. The advisory committee has a role in certain matters regarding us, including with respect to certain conflicts of interest, in each case as provided in our Declaration of Trust. Members of the advisory committee may have various business and other relationships with New Mountain and its affiliates (and may be investors in, and/or serve on similar committees of other New Mountain funds or arrangements, including those engaged in transactions with us). The presence of these other relationships may influence their decisions as members of the advisory committee.
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
Trustee Independence
Pursuant to Section 56 of the 1940 Act, a majority of a BDC's board of directors/trustees must be comprised of persons who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the BDC or any of its affiliates.
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
Indebtedness of Management
None.

Item 14.    Principal Accountant Fees and Services
Deloitte & Touche LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2025, and the audit committee and the Independent Trustees of our Board have selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2026.
Deloitte & Touche LLP has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates.

	Successor		Predecessor
	Year Ended December 31, 2025	Period from December 17, 2024 to December 31, 2024	Period from January 1, 2024 to December 16, 2024	Year ended December 31, 2023

Audit Fees	$398,600	$50,000	$389,000	$400,000
Audit-Related Fees	—	40,000	—	—
Tax Fees	121,230	19,081	191,164	231,188
All Other Fees	—	—	—	—
Total Fees	$519,830	$109,081	$580,164	$631,188
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
For the fiscal year ended December 31, 2025, the audit committee pre-approved 100% of services described in this policy.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

New Mountain Private Credit Fund and Predecessor
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	74
Consolidated Statements of Operations of the Successor for the year ended December 31, 2025, and the period from December 17, 2024 to December 31, 2024 and the Predecessor for the period from January 1, 2024 to December 16, 2024 and the year ended December 31, 2023	75
Consolidated Statements of Changes in Net Assets of the Successor for the year ended December 31, 2025, and the period from December 17, 2024 to December 31, 2024 and Predecessor's Members' Capital for the period from January 1, 2024 to December 16, 2024 and the year ended December 31, 2023	76
Consolidated Statements of Cash Flows of the Successor for the year ended December 31, 2025, and period from December 17, 2024 to December 31, 2024 and Predecessor for the period from January 1, 2024 to December 16, 2024 and year ended December 31, 2023	77
Consolidated Schedule of Investments as of December 31, 2025	78
Consolidated Schedule of Investments as of December 31, 2024	100
Notes to the Consolidated Financial Statements of New Mountain Private Credit Fund and Predecessor	112

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

3.1	Amended and Restated Declaration of Trust, dated as of November 22, 2024 (3)
3.2	By-Laws, dated as of September 26, 2024 (2)
4.1	Form of Subscription Agreement for New Mountain Private Credit Fund (1)
4.2	Form of Subscription Agreement for New Mountain Guardian III BDC, L.L.C. (5)
4.3	Description of Securities (8)
10.1	Investment Advisory Agreement between New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C., dated as of November 7, 2024 (2)
10.2	Administration Agreement between New Mountain Private Credit Fund and New Mountain Finance Administration, L.L.C., dated as of November 7, 2024 (2)
10.3	Distribution Reinvestment Plan, dated as of September 26, 2024 (1)
10.4	Expense Support and Conditional Reimbursement Agreement between New Mountain Private Credit Fund and New Mountain Finance Advisers, L.L.C., dated as of November 7, 2024 (2)
10.5	Form of Amended and Restated Custodian Agreement (3)
10.6	Transfer Agent Services Agreement between New Mountain Private Credit Fund and Ultimus Fund Solutions, LLC, dated as of August 5, 2024 (1)
10.7
First Amended and Restated Credit Agreement by and among New Mountain Private Credit Fund SPV I, L.L.C., as borrower, various lenders, Goldman Sachs Bank USA, Syndication Agent and Calculation Agent, GS ASL LLC, as Administrative Agent, Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator (8)

10.8	Form of Master Note Purchase Agreement, dated August 4, 2021, by the between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto (6)
10.9	Form of First Supplement to Master Note Purchase Agreement, dated March 10, 2022, by and between New Mountain Guardian III BDC, L.L.C. and the purchasers party thereto(7)
10.10
Second Amended and Restated Credit Agreement by and among New Mountain Private Credit Fund SPV I, L.L.C., as borrower, various lenders, Goldman Sachs Bank USA, Syndication Agent and Calculation Agent, GS ASL LLC, as Administrative Agent, Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator (9)

10.11	Uncommitted Revolving Loan Agreement, by and between New Mountain Private Credit Fund, as Borrower, and NMF Investments III, L.L.C., as Lender (10)
10.12
Master Note Purchase Agreement relating to the 6.47% Notes due 2029 and the 6.89% Notes due 2031, dated February 25, 2026, by and between New Mountain Private Credit Fund and the purchasers party thereto (11)

14.1	Code of Business Conduct and Ethics (8)
19.1	Insider Trading Policies and Procedures (8)
21.1	Subsidiaries of New Mountain Private Credit Fund:
New Mountain Private Credit Fund SPV I, L.L.C. (Delaware)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

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

(2)Incorporated by reference to Amendment No. 1 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 12, 2024.
(3)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(4)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on October 16, 2024.
(5)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.’s Definitive Proxy Statement on Schedule 14A filed on October 11, 2024.
(6)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on August 10, 2021.
(7)Incorporated by reference to New Mountain Guardian III BDC, L.L.C.'s Current Report on Form 8-K filed on March 15, 2022.
(8)Incorporated by reference to New Mountain Private Credit Fund's Annual Report on Form 10-K filed on March 5, 2025.
(9)Incorporated by reference to New Mountain Private Credit Fund’s Quarterly Report on Form 10-Q filed on May 13, 2025.
(10)Incorporated by reference to New Mountain Private Credit Fund’s Current Report on Form 8-K filed on February 13, 2026.
(11)Incorporated by reference to New Mountain Private Credit Fund’s Current Report on Form 8-K filed on February 25, 2026.

* Filed herewith.
Financial Statement Schedules
No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2026.

NEW MOUNTAIN PRIVATE CREDIT FUND
By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

By:	/s/ JOHN R. KLINE	President, Chief Executive Officer (Principal Executive Officer)	February 27, 2026
John R. Kline

By:	/s/ KRIS CORBETT	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2026
Kris Corbett

By:	/s/ ADAM B. WEINSTEIN	Executive Vice President and Trustee	February 27, 2026
Adam B. Weinstein

By:	/s/ BARBARA DANIEL	Trustee	February 27, 2026
Barbara Daniel

By:	/s/ DANIEL HERBERT	Trustee	February 27, 2026
Daniel Hébert

By:	/s/ JOHN MALFETTONE	Trustee	February 27, 2026
John Malfettone