Form 10-Q
period 2026-03-31
New Mountain Private Credit Fund
filed 2026-05-12
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interest outstanding as of May 12, 2026 was 41,272,334. As of March 31, 2026, there was no established public market for the registrant's common shares of beneficial interest.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments at fair value (cost of $1,955,146 and $2,029,691, respectively)	$1,886,109	$1,984,358
Non-controlled/affiliated investments at fair value (cost of $32,347 and $31,836, respectively)	30,166	31,836
Controlled investments at fair value (cost of $68,000 and $48,000, respectively)	68,000	48,000
Total investments at fair value (cost of $2,055,493 and $2,109,527, respectively)	1,984,275	2,064,194
Cash and cash equivalents	54,850	41,662
Receivable from unsettled securities sold	25,520	4,259
Interest and dividend receivable	15,927	14,017
Other assets	3,003	984
Total assets	$2,083,575	$2,125,116
Liabilities
Borrowings
GS Credit Facility	$533,251	$576,000
NEWCRED Credit Facility	299,925	499,389
Unsecured Notes	222,834	—
Deferred financing costs (net of accumulated amortization of $6,042 and $5,434, respectively)	(12,484)	(10,250)
Net borrowings	1,043,526	1,065,139
Payable for share repurchases	35,544	16,268
Payable for unsettled securities purchased	12,192	832
Interest payable	8,894	8,395
Distribution payable	8,151	8,442
Incentive Fee Payable	3,479	3,541
Management fee payable	3,141	3,268
Payable to affiliates	2,206	1,259
Derivative liability at fair value	2,166	—
Subscriptions received in advance	1,300	1,447
Other liabilities	2,000	1,528
Total liabilities	1,122,599	1,110,119
Commitments and contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value (41,111,782 and 42,187,443) shares issued and outstanding, respectively	41	42
Additional Paid in Capital	1,049,324	1,074,151
Accumulated overdistributed earnings	(88,389)	(59,196)
Total net assets	$960,976	$1,014,997
Total liabilities and net assets	$2,083,575	$2,125,116
Net Assets per share	$23.37	24.06
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments :
Interest income (excluding Payment-in-kind ("PIK") interest income)	$41,684	$36,116
PIK interest income	2,629	2,252
Dividend income	1,480	2,339
Fee income	772	1,308
From non-controlled/affiliated investments:
PIK interest income	450	—
Fee income	75	—
From controlled investments
Dividend Income	1,730	—
Total investment income	48,820	42,015
Expenses
Interest and other financing expenses	16,357	9,395
Incentive fee	3,479	3,018
Management fee	3,141	3,017
Administrative expenses	877	653
Professional fees	606	602
Organizational and offering expenses	59	214
Other general and administrative expenses	46	62
Total expenses	24,565	16,961
Less: management fees waived (See Note 5)	—	(21)
Add: recoupment of expense support (See Note 5)	210	—
Less: expense support (See Note 5)	—	(181)
Net expenses	24,775	16,759
Net investment income before income taxes	24,045	25,256
Income tax expense	—	80
Net investment income	24,045	25,176
Net realized gains (losses) on investments	(2,349)	(8,417)
Net change in unrealized appreciation (depreciation) of investments	(25,886)	1,669
Net realized gains (losses) of foreign currency	—	—
Net change in unrealized (depreciation) appreciation of foreign currency	(770)	—
Benefit (provision) for taxes	—	1
Net realized and unrealized gains (losses)	(29,005)	(6,747)
Net increase in net assets from operations	$(4,960)	$18,429
Earnings per share - basic and diluted	$(0.12)	0.47
Weighted average common shares outstanding - basic & diluted (See Note 10)	42,498,366	39,133,013

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$24,045	25,176
Net realized losses on investments and foreign currency	(2,349)	(8,417)
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(26,656)	1,669
(Provision) benefit for taxes	—	1
Net increase in net assets resulting from operations	(4,960)	18,429
Capital transactions
Subscriptions	5,357	1,182
Reinvestment of distributions	7,228	4,270
Repurchased shares, net of early repurchase deduction	(37,414)	(1,207)
Placement fees	—	(21)
Distributions declared to shareholders from net investment income	(24,232)	(22,306)
Total net increase (decrease) in net assets resulting from capital transactions	(49,061)	(18,082)
Net increase (decrease) in net assets	(54,021)	347
Net assets at the beginning of the period	1,014,997	978,180
Net assets at the end of the period	$960,976	$978,527

Capital Activity
Shares Issued	525,278	217,603

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$(4,960)	$18,429
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	2,349	8,417
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	770	—
Net change in unrealized (appreciation) depreciation of investments	25,886	(1,669)
Amortization of purchase discount	(1,140)	(834)
Amortization of deferred financing costs	608	486
Amortization of deferred offering costs	—	—
Non-cash investment income	(3,844)	(3,555)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(77,061)	(128,583)
Proceeds from sales and paydowns of investments	133,764	61,887
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	23	4
Cash paid on drawn revolvers	(5,255)	(4,805)
Cash repayments on drawn revolvers	4,978	3,043
Receivable from unsettled securities sold	(21,261)	—
Interest and dividend receivable	(1,910)	(2,496)
Receivable from affiliate	—	7
Deferred tax asset	—	(1)
Other assets	(2,001)	12
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	11,360	(13,160)
Incentive fee payable	(61)	2,522
Management fee payable	(127)	2,504
Interest payable	499	4,026
Payable to affiliates	(923)	269
Other liabilities	429	353
Net cash flows provided by (used in) operating activities	62,123	(53,144)
Cash flows from financing activities
Distributions paid	(17,296)	(10,486)
Subscriptions received in advance	(147)	34,866
Repurchased Shares, net of early repurchase deduction	(16,268)	—
Net proceeds from issuance of shares	5,357	1,182
Proceeds from Unsecured Notes	225,000	—
Repayment of NEWCRED Credit Facility	(200,000)	—
Proceeds from GS Credit Facility	25,000	118,000
Repayment of GS Credit Facility	(67,749)	(52,000)
Placement fees paid	(1)	—
Deferred offering costs paid	(20)	—
Deferred financing costs paid	(2,812)	—
Net cash flows (used in) provided by financing activities	(48,936)	91,562
Net increase (decrease) in cash and cash equivalents	13,187	38,418
Effect of foreign exchange rate changes on cash and cash equivalents	1	—
Cash and cash equivalents at the beginning of the period	41,662	66,683
Cash and cash equivalents at the end of the period	$54,850	$105,101

Supplemental disclosure of cash flow information
Cash interest paid	$14,796	$4,804
Income taxes (refunded)/paid	(14)	167
Non-cash operating activities:
Non-cash activity on investments	$—	$36,840
Non-cash financing activities:
Distributions declared and payable	$8,151	$7,550
Reinvestment of distributions	7,228	4,270
Share repurchases accrued but not yet paid	35,544	1,170
Accrual for early repurchase penalty	1,870	37
Accrual for deferred credit facility costs	30	—
Accrual for placement fees	—	21

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.02%	12/2021	12/2027	$19,715	$19,655	$19,716
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.02%	12/2021	12/2027	19,521	19,454	19,521
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	15,579	15,489	15,393
									54,598	54,630	5.68%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.36%	12/2021	12/2028	47,800	47,555	47,800	4.97%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.20%	05/2022	05/2029	48,140	47,891	47,659	4.96%
CCBlue Bidco, Inc.
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.30%	12/2021	12/2028	49,532	49,356	41,008
	First Lien(4)	SOFR(Q)*	+	2.50% +2.75%/PIK	9.05%	12/2021	12/2028	2,574	2,572	2,131
									51,928	43,139	4.49%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.95%	02/2020	05/2028	43,408	43,346	40,647
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.95%	02/2020	05/2028	1,239	1,236	1,160
									44,582	41,807	4.35%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	06/2022	06/2029	40,676	40,460	39,887	4.15%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.91%	08/2021	10/2028	29,165	29,127	29,165
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,822	4,794	4,822
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.91%	01/2022	10/2028	2,989	2,976	2,989
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.91%	01/2022	10/2028	2,005	1,996	2,005
									38,893	38,981	4.06%
Meta Buyer LLC
Healthcare	First Lien(4)(17)(18)	BBSY(Q)	+	5.25%	9.03%	12/2025	12/2031	AUD 45,007	29,624	30,903
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.94%	12/2025	12/2031	6,491	6,460	6,459
	First Lien(4)	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	892	885	887
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	12/2025	12/2031	384	382	382
									37,351	38,631	4.02%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.67%	09/2021	09/2028	38,160	37,998	38,160	3.97%
OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.17%	12/2025	12/2032	35,335	35,335	35,335	3.68%
WEG Sub Intermediate Holdings, LLC
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	11/2032	34,446	34,356	34,359	3.58%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	10/2021	10/2028	$19,328	$19,244	$19,328
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	12/2021	10/2028	14,005	13,944	14,005
									33,188	33,333	3.47%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	32,826	32,753	32,743	3.41%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.70%	11/2021	11/2029	28,383	28,281	28,383
	First Lien(4)	SOFR(Q)	+	5.00%	8.70%	03/2022	11/2028	3,890	3,875	3,890
									32,156	32,273	3.36%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.30%	10/2021	10/2028	29,501	29,383	29,501
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2027	1,318	1,310	1,318
	First Lien(4)	SOFR(Q)	+	5.50%	9.30%	06/2022	10/2028	992	992	992
	First Lien(4)	SOFR(Q)	+	5.50%	9.30%	10/2021	10/2028	345	345	345
	First Lien(4)	SOFR(Q)	+	5.50%	9.30%	10/2021	10/2028	80	75	80
									32,105	32,236	3.35%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	28,496	28,397	27,268
	First Lien(4)	SOFR(Q)	+	6.25%	9.92%	10/2022	08/2028	4,508	4,489	4,361
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	353	344	338
									33,230	31,967	3.33%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	05/2022	09/2027	31,434	31,337	31,434
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.11%	05/2022	09/2027	358	353	358
									31,690	31,792	3.31%
Vehlo Purchaser, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.17%	12/2025	05/2028	27,903	27,808	27,798
	First Lien(4)	SOFR(M)	+	5.50%	9.17%	06/2025	05/2028	3,823	3,800	3,809
									31,608	31,607	3.29%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.55%	08/2021	08/2028	27,723	27,607	26,339
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.55%	08/2021	08/2028	2,918	2,915	2,773
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.55%	08/2021	08/2027	2,292	2,286	2,177
									32,808	31,289	3.26%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.12%/PIK	12.46%	08/2019	09/2026	26,078	26,064	22,818
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.12%/PIK	12.46%	09/2021	09/2026	6,178	6,177	5,406
	First Lien(4)	SOFR(Q)*	+	3.41% + 5.12%/PIK	12.46%	08/2019	09/2026	2,330	2,329	2,038
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.12%/PIK	12.46%	02/2022	09/2026	400	400	350
									34,970	30,612	3.19%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pike Corporation
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.18%	12/2025	12/2032	$30,095	$30,022	$30,020	3.12%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.30%	07/2022	07/2029	19,424	19,286	19,424
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.52%	07/2021	07/2028	8,850	8,824	8,850
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.52%	07/2022	07/2028	1,528	1,521	1,528
									29,631	29,802	3.10%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.17%	11/2025	07/2031	8,810	8,768	8,810
	First Lien(4)	SOFR(M)	+	4.50%	8.23%	11/2025	07/2031	8,052	8,033	8,052
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	11/2025	07/2031	5,667	5,667	5,667
	First Lien(4)(5) - Drawn	SOFR(S)	+	4.50%	8.17%	11/2025	07/2031	2,712	2,699	2,712
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.23%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(2)(3)(4)(5) - Drawn	SOFR(S)	+	4.50%	8.17%	11/2025	07/2031	1,744	1,743	1,744
									28,844	28,919	3.01%
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	28,975	28,975	28,902	3.01%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.10%	12/2021	12/2029	14,341	14,277	14,341
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.10%	12/2021	12/2029	4,814	4,793	4,814
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.10%	12/2021	12/2029	4,783	4,762	4,783
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.10%	03/2025	12/2029	4,301	4,266	4,301
									28,098	28,239	2.94%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.17%	09/2025	09/2032	28,075	28,009	27,357
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.45%	09/2025	09/2032	843	834	822
									28,843	28,179	2.93%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.45%	06/2025	08/2031	25,330	25,217	25,330
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.45%	06/2025	08/2031	1,167	1,163	1,167
									26,380	26,497	2.76%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.92%	01/2025	01/2031	27,167	26,937	26,183	2.72%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	09/2021	12/2032	26,210	26,156	25,788
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	09/2021	12/2032	146	140	143
									26,296	25,931	2.70%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(M)	+	4.75%	8.42%	12/2025	12/2031	24,315	24,257	24,091	2.51%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.43%	08/2021	08/2029	$19,706	$19,664	$19,706
	First Lien	SOFR(Q)	+	3.75%	7.68%	05/2025	08/2028	3,274	3,048	3,013
									22,712	22,719	2.36%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.06%	02/2022	08/2029	18,413	18,339	18,067
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.06%	02/2022	08/2029	2,306	2,306	2,262
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	1,926	1,914	1,890
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	26	26	26
									22,585	22,245	2.31%
PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.15%	12/2021	10/2032	13,985	13,939	13,775
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.20%	12/2021	10/2032	5,452	5,439	5,370
	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	10/2025	10/2032	2,894	2,887	2,850
									22,265	21,995	2.29%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2025	10/2030	8,276	8,257	8,276
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	6,884	6,869	6,884
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	10/2030	6,636	6,621	6,636
									21,747	21,796	2.27%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.02%	09/2021	09/2027	18,636	18,580	18,636	1.94%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	10/2021	10/2028	17,166	17,092	16,968
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	10/2021	10/2028	1,446	1,442	1,430
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	10/2021	10/2028	86	86	85
									18,620	18,483	1.92%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.02%	10/2025	06/2029	8,442	8,404	8,442
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.02%	06/2021	06/2029	7,393	7,360	7,393
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.01%	06/2021	06/2029	2,479	2,469	2,479
									18,233	18,314	1.91%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	9.89%	03/2021	03/2028	11,101	11,045	11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	4,706	4,689	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	9.91%	03/2021	03/2028	2,302	2,299	2,302
									18,033	18,109	1.88%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.20%	12/2025	01/2030	18,192	18,192	17,695	1.84%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% + 2.50% PIK	11.20%	02/2025	02/2033	13,890	13,765	13,890
	First Lien(4)	SOFR(Q)*	+	2.50% + 2.50% PIK	11.20%	02/2026	02/2033	2,317	2,312	2,317
									16,077	16,207	1.69%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.42%	09/2025	07/2028	$8,203	$8,187	$8,203
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.44%	09/2025	07/2028	7,072	7,058	7,072
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.42%	09/2025	07/2028	51	51	51
									15,296	15,326	1.59%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	02/2030	7,824	7,824	7,824
	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	9.92%	02/2025	02/2030	7,477	7,477	7,477
									15,301	15,301	1.59%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.37%	12/2025	12/2031	14,372	14,337	14,336	1.49%
Victors Purchaser, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	14,017	14,000	14,000	1.46%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.25%	7.92%	10/2025	11/2030	8,238	8,238	7,971
	First Lien(4)	SOFR(M)	+	4.25%	7.92%	10/2025	11/2030	6,136	6,108	5,937
									14,346	13,908	1.45%
Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.76%	11/2025	05/2029	20,388	20,388	13,640	1.42%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.17%	11/2025	09/2031	9,736	9,688	9,641
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	11/2025	09/2031	2,785	2,758	2,757
									12,446	12,398	1.29%
Galway Borrower LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.20%	09/2021	09/2028	12,167	12,113	11,893
	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.20%	09/2021	09/2028	478	475	467
									12,588	12,360	1.29%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	01/2020	02/2028	7,922	7,913	7,785
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.45%	03/2021	02/2028	3,511	3,509	3,451
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	02/2028	599	597	588
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.45%	10/2025	02/2028	52	52	51
									12,071	11,875	1.24%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.17%	05/2025	06/2031	12,032	11,967	11,838	1.23%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA Investment Holding, LLC (15)
Healthcare	First Lien(2)(4)	SOFR(Q)(16)	+	8.41%	12.11%	03/2021	04/2028	$9,203	$9,179	$8,112
	First Lien(2)(4)	SOFR(Q)(16)	+	8.41%	12.11%	02/2022	04/2028	2,036	2,032	1,795
	First Lien(4)	SOFR(Q)(16)	+	8.41%	12.11%	03/2021	04/2028	1,544	1,538	1,360
	First Lien(2)(4)	SOFR(Q)(16)	+	8.50%	12.20%	12/2022	04/2028	484	481	427
									13,230	11,694	1.22%
Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	11,613	11,558	11,555	1.20%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	01/2022	12/2027	4,960	4,945	4,960
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.42%	01/2022	12/2027	4,927	4,910	4,927
	First Lien(4)	SOFR(M)	+	4.75%	8.42%	01/2022	12/2027	1,491	1,485	1,491
									11,340	11,378	1.18%
PROS Parent, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	12/2032	11,305	11,291	11,291	1.17%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	5.75%	9.45%	05/2025	05/2030	11,013	10,943	11,013	1.15%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.81%	06/2022	06/2028	11,058	11,051	10,951	1.14%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)(16)*	+	2.75% +3.25%/PIK	9.80%	08/2021	08/2028	11,009	10,964	7,214
	First Lien(2)(3)(4)	SOFR(Q)(16)*	+	2.75% +3.25%/PIK	9.80%	08/2021	08/2028	2,113	2,098	1,385
	First Lien(4)	SOFR(Q)(16)*	+	2.75% +3.25%/PIK	9.80%	08/2021	08/2028	1,951	1,948	1,279
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)(16)	+	5.50%	9.30%	08/2021	08/2027	1,133	1,130	736
									16,140	10,614	1.10%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.67%	01/2025	02/2032	8,039	8,023	8,039
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	02/2032	2,576	2,571	2,576
									10,594	10,615	1.10%
RLG Holdings, LLC
Packaging	First Lien	SOFR(Q)	+	4.25%	8.18%	01/2026	07/2028	18,646	12,973	8,857
	Second Lien	SOFR(Q)	+	7.50%	11.43%	01/2026	07/2029	5,344	765	935
	First Lien	SOFR(Q)	+	5.00%	8.67%	10/2025	07/2028	1,140	684	541
									14,422	10,333	1.08%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	10,310	10,263	10,310	1.07%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	12/2021	12/2028	$6,831	$6,799	$6,831
	First Lien(4)	SOFR(M)	+	4.50%	8.17%	12/2021	12/2028	2,679	2,670	2,679
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	12/2021	12/2028	765	761	765
									10,230	10,275	1.07%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	08/2021	10/2030	10,211	10,166	10,211	1.06%

Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	7,308	7,292	7,174
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.40%	10/2025	03/2032	1,795	1,787	1,762
	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	03/2025	03/2032	796	794	781
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	215	213	211
									10,086	9,928	1.03%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.20%	04/2025	04/2032	9,789	9,759	9,789	1.02%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.35%	02/2022	02/2028	7,822	7,808	7,378
	First Lien(4)	SOFR(Q)	+	5.50%	9.35%	02/2022	02/2028	2,177	2,176	2,053
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.35%	02/2022	02/2028	286	285	271
									10,269	9,702	1.01%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	12.45%	07/2021	07/2027	8,605	8,581	8,605
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	12.42%	07/2021	07/2026	1,095	1,095	1,095
									9,676	9,700	1.01%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.42%	03/2026	08/2028	13,323	8,850	9,670	1.01%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.42%	07/2025	07/2030	9,729	9,664	9,656	1.00%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	01/2025	01/2032	9,777	9,735	9,616	1.00%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.50%	8.17%	07/2025	07/2032	9,467	9,423	9,467
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.18%	07/2025	07/2032	21	21	21
									9,444	9,488	0.99%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Ambrosia Topco, LLC (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	4.00%	7.67%	01/2024	07/2029	$5,874	$5,874	$3,795
	First Lien(4)	SOFR(M)	+	4.00%	7.67%	01/2026	07/2029	4,895	2,180	3,131
	First Lien(4)	SOFR(M)	+	4.00%	7.67%	01/2026	07/2029	3,079	1,440	1,989
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	206	206	206
	Subordinated(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2026	12/2031	46	2	46
									9,702	9,167	0.95%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.20%	03/2022	04/2030	9,030	8,993	9,030
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.21%	03/2022	04/2030	105	103	105
									9,096	9,135	0.95%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.20%	02/2025	03/2032	9,268	9,227	8,747	0.91%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	8,307	8,271	7,791
	First Lien(4)	SOFR(Q)	+	5.50%	9.25%	10/2021	10/2028	952	948	893
									9,219	8,684	0.90%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.02%	01/2025	04/2029	9,872	9,791	8,397	0.87%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.63%	02/2022	12/2028	7,705	7,685	7,479
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.63%	06/2023	12/2028	892	884	865
									8,569	8,344	0.87%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)*	+	5.50% +0.50%/PIK	9.77%	12/2021	11/2029	8,198	8,167	7,733
	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.77%	10/2025	11/2029	338	335	317
									8,502	8,050	0.84%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.67%	04/2025	06/2028	8,105	8,094	8,041	0.84%
Jawbreaker Topco, L.P. (15)
Jawbreaker Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	01/2026	01/2033	7,852	7,813	7,813	0.81%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	10/2025	09/2032	7,838	7,800	7,798	0.81%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.95%	10/2025	10/2032	7,738	7,729	7,549	0.79%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.27%	12/2021	12/2028	6,780	6,764	6,721
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.27%	12/2021	12/2028	686	685	680
	First Lien(4)(5) - Drawn	P(Q)	+	4.50%	11.25%	12/2021	12/2027	55	55	56
									7,504	7,457	0.78%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	$7,744	$7,609	$7,386	0.77%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.17%	12/2025	12/2032	7,101	7,067	7,066	0.74%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	5,765	5,737	5,736
	First Lien(4)(17)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	£606	801	797
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.67%	10/2025	10/2032	69	69	69
									6,607	6,602	0.69%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	5,813	5,787	5,784
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.91%	05/2025	05/2032	539	537	537
									6,324	6,321	0.66%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	8.89%	08/2025	08/2031	6,223	6,195	6,183	0.64%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	12/2025	06/2031	5,760	5,760	5,760	0.60%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.75%	8.45%	07/2025	07/2032	5,739	5,713	5,710	0.59%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(Q)	+	6.75%	10.68%	05/2021	05/2029	6,000	5,981	5,095
	First Lien	SOFR(Q)	+	4.00%	7.93%	05/2025	05/2028	482	374	444
									6,355	5,539	0.58%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.42%	08/2025	02/2032	5,000	4,953	4,888	0.51%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.63% +3.13%/PIK	9.53%	08/2025	08/2032	3,647	3,631	3,629
	First Lien(4)	SOFR(Q)*	+	2.63%+3.13%/PIK	9.53%	08/2025	08/2032	531	527	528
									4,158	4,157	0.43%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.92%	09/2025	09/2029	3,879	3,875	3,868	0.40%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,423	3,399	3,423	0.36%
Planview Parent, Inc.
Software	First Lien(2)	SOFR(Q)	+	3.50%	7.20%	02/2026	12/2027	2,528	2,031	1,904	0.20%
	Second Lien(2)(3)	SOFR(Q)	+	5.75%	9.45%	12/2024	12/2028	2,278	2,270	1,518
									4,301	3,422	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	12/2021	02/2028	$3,044	$3,043	$3,044
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	69	69	69
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.17%	07/2025	02/2028	15	15	15
									3,127	3,128	0.33%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	9.77%	08/2021	10/2029	4,006	4,001	3,117	0.32%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.92%	11/2025	04/2030	2,747	2,741	2,740	0.29%
	First Lien(4)(5) - Drawn	SOFR(M)		5.25%	8.92%	11/2025	04/2030	184	183	183
									2,924	2,923	0.30%
Capstone Borrower, Inc.
Business Services	First Lien	FIXED(S)	+	8.00%	8.00%	03/2026	06/2030	2,527	2,172	2,417	0.25%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	04/2025	12/2030	2,193	2,184	2,193
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.41%	04/2025	12/2030	200	199	200
									2,383	2,393	0.25%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.52%	05/2021	05/2028	2,285	2,277	2,285	0.24%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	10.56%	03/2021	03/2029	2,417	2,411	1,689	0.17%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien	SOFR(M)	+	5.50%	9.17%	07/2025	07/2033	1,512	1,505	1,476	0.14%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.89%	02/2025	11/2030	1,368	1,362	1,368	0.14%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	1,338	1,332	1,332
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.67%	06/2025	12/2031	32	32	32
									1,364	1,364	0.14%
RealPage, Inc.
Software	First Lien(2)	SOFR(Q)		3.75%	7.45%	03/2026	04/2028	1,318	1,234	1,283	0.12%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.71%	07/2025	11/2031	813	806	813
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.42%	07/2025	11/2031	5	5	5
									811	818	0.09%
Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.49%	11/2025	12/2028	750	747	750	0.08%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	7.17%	03/2025	02/2031	248	248	237	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	01/2025	08/2029	$51	$51	$51	—%
Total Funded Debt Investments - United States									$1,804,287	$1,758,854	183.02%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,528	$9,347	$9,177	0.94%
Cleanova US Holdings, LLC**
Business Products	First Lien	SOFR(Q)	+	4.75%	8.42%	05/2025	06/2032	5,372	5,200	5,291	0.55%
Total Funded Debt Investments - United Kingdom									$14,547	$14,468	1.51%
Funded Debt Investments - Jersey											—%
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,358	$10,358	$10,358
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.12%	06/2025	07/2031	394	394	394
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.26%	06/2025	07/2031	172	172	172
									10,924	10,924	1.14%
Total Funded Debt Investments - Jersey									$10,924	$10,924	1.14%
Funded Debt Investments - France											—%
Datheos Bidco**
Business Services	First Lien(4)(17)(18)	Euribor(Q)	+	5.00%	7.13%	12/2025	12/2032	€ 24,486	$28,641	$28,119	2.93%
Total Funded Debt Investments - France									$28,641	$28,119	2.93%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	06/2025	12/2029	$3,075	$3,068	$3,033	0.32%
Total Funded Debt Investments - Australia									$3,068	$3,033	0.32%
Total Funded Debt Investments									$1,861,467	$1,815,398	188.91%
Equity - United States
Dealer Tire Holdings, LLC(13)
Distribution & Logistics	Preferred Shares(4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	$30,082	$43,761	$46,417	4.83%
Diligent Preferred Issuer, Inc.(14)
Software	Preferred Shares(4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	8,267	7,736	0.81%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Knockout Intermediate Holdings I Inc. (9)
Software	Preferred Shares(4)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	$4,972	$7,927	$7,621	0.79%
KWOR Intermediate I, LLC (12)
Business Services	Preferred Shares(4)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	—	4,621	5,260	5,260
	Class A-1 common Stock (4)	—		—	—	02/2025	—	4,321	4,494	433
									9,754	5,693	0.59%
Firebird Co-Invest L.P. (7)
Business Services	LP interest(4)	—		—	—	01/2025	—	1,641,526	1,642	2,048	0.21%
ACI Parent Inc.(8)
Healthcare	Preferred Shares(4)	Fixed(Q)(16)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	1,072	0.11%
Jawbreaker Topco, L.P.(15)
Software	Class A-1 common units (4)	—		—	—	01/2026	—	—	1,663	1,663	0.17%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	55,984	596	261
	Class A-1 common units (4)	—		—	—	01/2024	—	19,197	204	90
									800	351	0.04%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$93,938	$72,601	7.55%
Total Shares									$93,938	$72,601	7.55%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$135	0.01%
Total Warrants - United States									$90	$135	0.01%
Total Funded Investments									$1,955,495	$1,888,134	196.48%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—		—	—	12/2024	12/2028	$2,645	$—	$—
	First Lien(4)(5) - Undrawn	—		—	—	12/2025	12/2032	3,306	—	—
									—	—	—%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	12/2025	09/2026	2,128	—	—
	First Lien(4)(5) - Undrawn	—		—	—	12/2025	12/2027	33,204	—	—
									—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	$12,401	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	1,987	(10)	—
								(10)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	9,708	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	145	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2026	225	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	1,609	(5)	—
								(5)	—	—%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	2,045	—	—
								(3)	—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(9)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	2,232	(13)	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(7)	—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	803	—	—
								—	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(2)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	$1,854	$(3)	$—	—%
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	2,523	(7)	—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(7)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	1,610	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(10)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(4)	—
								(4)	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	4,009	(14)	—	—%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(10)	—	—%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,518	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	—
								(7)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	5,006	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	325	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(9)	—
								(9)	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	$113	$(1)	$—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,432	—	—	—%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	380	—	—
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	2,112	(5)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	720	—	—
								(5)	—	—%
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2030	345	—	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2028	313	(1)	—
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	158	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
								(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	139	—	—	—%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,676	(8)	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	3,917	—	—
								(8)	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(4)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	(1)	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

PROS Parent, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	$1,852	$(2)	$(2)	—%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	563	(3)	(3)	—%
Victors Purchaser, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	2,088	(5)	(3)
								(5)	(4)	—%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	13	—	(4)	—%
Archduke Buyer, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	—%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	706	(5)	(5)	—%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	620	—	(5)	—%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(7)	(7)	—%
IEM New Sub 2, LLC
Business Products	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	(7)	—%
Jawbreaker Topco, L.P. (15)
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	3,754	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	(7)	(8)
								(7)	(8)	—%
Galway Borrower LLC
Business Services	First Lien(5) - Undrawn	—	—	—	09/2021	09/2028	404	—	(9)	—%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	-	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(4)(5) - Undrawn	-	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	—%
Vehlo Purchaser, LLC
Software	First Lien(4)(5) - Undrawn	-	—	—	12/2025	05/2028	2,899	(10)	(11)	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	-	—	—	05/2025	05/2032	$899	$(4)	$(4)
	First Lien(4)(5) - Undrawn	-	—	—	05/2025	05/2027	1,258	—	(6)
								(4)	(10)	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	-	—	—	11/2025	09/2031	1,114	(6)	(11)	—%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	-	—	—	12/2025	12/2031	1,167	(4)	(6)
	First Lien(4)(5) - Undrawn	-	—	—	12/2025	12/2027	1,400	—	(7)
								(4)	(13)	—%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	-	—	—	07/2025	07/2032	719	(3)	(4)
	First Lien(4)(5) - Undrawn	-	—	—	07/2025	07/2032	1,918	—	(10)
								(3)	(14)	—%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	(15)	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(4)	(15)	—%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,193	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(15)	—%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(13)
								(3)	(17)	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	155	(1)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	950	—	(16)
								(1)	(19)	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	$1,977	$—	$(19)	—%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(9)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	(11)
								(2)	(20)	—%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(8)	(9)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	(12)
								(8)	(21)	—%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	—%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,055	(1)	(26)	—%
Pike Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	4,362	(10)	(11)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	6,542	—	(16)
								(10)	(27)	—%
PDQ.COM Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	(1)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,608	—	(24)
								(1)	(27)	—%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	724	(2)	(41)	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(15)	(42)	—%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	581	—	(11)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,725	—	(32)
								—	(43)	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	1,733	—	(47)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	$2,630	$(10)	$(49)	(0.01)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	62	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	910	(4)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	2,713	(13)	(14)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,644	—	(18)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,555	—	(18)
								(17)	(55)	(0.01)%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	1,936	(9)	(10)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	(48)
								(9)	(58)	(0.01)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	1,403	(8)	(23)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	2,233	(13)	(36)
								(21)	(59)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(69)	(0.01)%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	1,123	—	(71)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(5)	(20)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(68)
								(5)	(88)	(0.01)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	2,170	—	(94)	(0.02)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	3,188	(4)	(103)	(0.01)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2028	23,138	—	(116)	(0.01)%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,406	—	(39)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	(99)
								—	(138)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	01/2025	01/2031	$2,810	$(23)	$(102)	(0.02)%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—		—	—	09/2025	09/2027	7,439	—	(217)	(0.02)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	09/2025	09/2032	2,986	—	(76)
	First Lien(4)(5) - Undrawn	—		—	—	09/2025	09/2027	5,744	—	(147)
									$—	$(223)	(0.02)%
Total Unfunded Debt Investments - United States									$(348)	$(1,989)	(0.21)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—		—	—	06/2025	12/2028	$325	$(1)	$(4)	—%
Total Unfunded Debt Investments - Australia									$(1)	$(4)	—%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(5)(17)(18) - Undrawn	—		—	—	12/2025	10/2029	€ 4,452	—	(32)	—%
Total Unfunded Debt Investments - France									—	(32)	—%
Total Unfunded Debt Investments									$(349)	$(2,025)	(0.21)%
Total Non-Controlled/Non-Affiliated Investments									$1,955,146	$1,886,109	196.27%
Non-Controlled/Affiliated Investments (20)
Funded Debt Investments - United States
Notorious Buyer, LLC (19)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	$10,788	$10,788	$10,788
	Subordinated(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	5,203	5,203	5,203
									15,991	15,991	1.66%
Total Funded Debt Investments - United States									$15,991	$15,991	1.66%
Equity - United States
Notorious Buyer, LLC (19)
Consumer Products	Common Units (4)	—		—	—	12/2025	—	837	$16,356	$14,175	1.48%
Total Shares - United States									$16,356	$14,175	1.48%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Unfunded Debt Investments - United States
Notorious Buyer, LLC (19)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2030	2,092	$—	$—	—%
Total Unfunded Debt Investments								$—	$—	—%
Total Non-Controlled/Affiliated Investments								$32,347	$30,166	3.14%
Controlled Investments (21)
Equity - United States
NEWCRED Senior Loan Program I LLC**
Investment Fund	Membership Interest(4)	—	—	—	07/2025	—	68,000	$68,000	$68,000	7.08%
Total Shares - United States								$68,000	$68,000	7.08%
Total Controlled Investments								$68,000	$68,000	7.08%
Total Investments								$2,055,493	$1,984,275	206.49%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Euro Interbank Offered Rate (EURIBOR) and Bank Bill Swap Bid Rate (BBSY) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of March 31, 2026.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $20,249.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,969.
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
(12)The Company holds class A-1 common units of KWOR TopCo I, LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC., a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,260.
The accompanying notes are an integral part of these consolidated financial statements.

(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026 the Company's stated value of its equity investment plus unpaid compounded dividends was $48,472.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of March 31, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,329.
(15)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and holds a first lien term loan, two first lien delayed draw term loans and a first lien revolver in
Jawbreaker Parent, Inc, a partially-owned subsidiary of Jawbreaker Topco, L.P.
(16)Investment is on non-accrual status. See Note 3. Investments, for details
(17)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£"), Australian Dollar ("AUD"), and/or Euro ("€").
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of March 31, 2026, the par value U.S. dollar equivalent of the Datheos Bidco. first lien undrawn delayed draw term loan and first lien term loan is $5,144 and $28,295, respectively. As of March 31, 2026, the value of the Packaging Coordinators Midco, Inc. first lien delayed draw term loan is $801. As of March 31, 2026, the value of the Meta Buyer LLC first lien term loan is $31,059. See Note 2. Summary of Significant Accounting Policies, for details.
(19)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
(20)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of March 31, 2026 and December 31, 2025 along with transactions during the year ended March 31, 2026 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Notorious Buyer, LLC	$31,836	$—	$—	$(1,670)	$30,166	$—	$450	$—	$75
Total Non-Controlled/Affiliated Investments	$31,836	$—	$—	$(1,670)	$30,166	$—	$450	$—	$75

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

(21)Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of March 31, 2026 and December 31, 2025, along with transactions during the year ended March 31, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NEWCRED Senior Loan Program I LLC	$48,000	$20,000	$—	$—	$68,000	$—	$—	$1,730	$—
Total Controlled Investments	$48,000	$20,000	$—	$—	$68,000	$—	$—	$1,730	$—

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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of March 31, 2026, 6.44% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
March 31, 2026
(unaudited)

March 31, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	86.90%
Second lien	2.62%
Subordinated	2.67%
Equity and other	7.81%
Total investments	100.00%

March 31, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	28.25%
Software	21.38%
Healthcare	15.87%
Financial Services & Technology	12.54%
Consumer Services	5.61%
Distribution & Logistics	5.12%
Investment Fund	3.43%
Packaging	2.15%
Education	2.09%
Consumer Products	1.52%
Business Products	0.99%
Food & Beverage	0.56%
Specialty Chemicals & Materials	0.49%
Total investments	100.00%

March 31, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	95.89%
Fixed rates	4.11%
Total investments	100.00%
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

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	$19,766	$19,699	$19,766
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	19,572	19,497	19,572
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	15,144	15,050	14,947
									54,246	54,285	5.35%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.36%	12/2021	12/2028	47,800	47,558	47,800	4.72%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	05/2022	05/2029	48,262	47,994	47,779	4.72%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	43,524	43,455	43,524
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	875	881	875
									44,336	44,399	4.38%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.27%	12/2021	12/2028	49,042	48,851	40,597
	First Lien(4)	SOFR(Q)*	+	2.50%+2.75%/PIK	9.03%	12/2021	12/2028	2,549	2,546	2,110
									51,397	42,707	4.21%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.32%	06/2022	06/2029	40,778	40,547	40,778	4.02%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	08/2021	10/2028	29,241	29,199	29,241
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,665	4,635	4,665
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	01/2022	10/2028	2,996	2,983	2,996
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	01/2022	10/2028	2,010	2,001	2,010
									38,818	38,912	3.83%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.84%	09/2021	09/2028	38,256	38,079	38,256	3.77%
Meta Buyer LLC
Healthcare	First Lien (16)(17)	BBSY(Q)	+	5.25%	9.02%	12/2025	12/2031	AUD 45,120	29,960	29,960
	First Lien(2)(3)	SOFR(S)	+	5.25%	8.94%	12/2025	12/2031	6,508	6,475	6,475
									36,435	36,435	3.59%
OEConnection LLC
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	35,335	35,335	35,394	3.49%
Jeppesen Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.59%	10/2025	11/2032	34,446	34,354	34,359	3.39%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	10/2021	10/2028	19,328	19,237	19,328
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	12/2021	10/2028	14,005	13,938	14,005
									33,175	33,333	3.28%

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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	$28,975	$28,975	$28,975	2.85%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	28,146	28,077	28,075
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	729	719	727
									28,796	28,802	2.84%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	8,810	8,767	8,810
	First Lien(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	8,052	8,032	8,052
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	5,667	5,667	5,667
	First Lien(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	2,428	2,416	2,428
	First Lien(2)(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	1,562	1,562	1,562
									28,378	28,453	2.80%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	14,385	14,318	14,385
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,829	4,807	4,829
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,798	4,776	4,798
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.00%	9.01%	03/2025	12/2029	4,312	4,275	4,312
									28,176	28,324	2.79%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	27,167	26,928	26,895	2.65%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	09/2021	09/2028	26,186	26,059	26,186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.19%	09/2021	09/2028	331	340	331
									26,399	26,517	2.61%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	09/2021	12/2032	26,276	26,226	26,276
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	09/2021	12/2032	146	153	146
									26,379	26,422	2.60%
Maverick Bidco Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	24,315	24,255	24,254	2.39%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	20,504	20,504	20,504
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	2,757	2,741	2,757
									23,245	23,261	2.29%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.60%	08/2021	08/2029	19,706	19,661	19,706
	First Lien	SOFR(Q)	+	3.75%	7.85%	05/2025	08/2028	3,283	3,035	3,035
									22,696	22,741	2.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	$18,413	$18,334	$18,413
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	2,306	2,306	2,306
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	1,926	1,913	1,926
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	26	26	26
									22,579	22,671	2.23%

PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.61%	12/2021	10/2032	14,046	13,998	14,046
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2021	10/2032	5,476	5,463	5,476
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	2,894	2,887	2,894
									22,348	22,416	2.21%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.07%	02/2025	02/2030	21,633	21,633	21,633
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	02/2030	7,597	7,597	7,597
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	115	115	115
									29,518	29,518	2.91%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	8,297	8,277	8,297
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,901	6,885	6,901
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,652	6,637	6,652
									21,799	21,850	2.15%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	06/2025	08/2031	20,281	20,187	20,281
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.43%	06/2025	08/2031	583	582	583
									20,769	20,864	2.06%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	17,210	17,130	17,210
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	1,450	1,445	1,450
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	87	86	87
									18,661	18,747	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	09/2021	09/2027	18,684	18,620	18,684	1.84%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	8,463	8,423	8,463
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.44%	06/2021	06/2029	7,412	7,376	7,412
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	06/2021	06/2029	2,485	2,475	2,485
									18,274	18,360	1.81%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	12/2025	01/2030	18,192	18,192	18,192	1.79%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.20%	03/2021	03/2028	$11,101	$11,038	$11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,687	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.02%	03/2021	03/2028	2,302	2,298	2,302
									18,023	18,109	1.78%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	05/2021	05/2029	16,848	16,777	16,848	1.66%
Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.97%	11/2025	05/2029	19,920	19,920	16,482	1.62%
KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	13,684	13,650	13,684
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,428	1,428	1,428
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	575	572	575
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	559	565	559
	First Lien(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	66	66	66
									16,281	16,312	1.61%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.27%	12/2025	12/2031	14,409	14,373	14,373	1.42%
Victors Purchaser, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.19%	12/2025	12/2032	14,017	14,000	14,000
	First Lien(5) - Drawn	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	178	173	178
									14,173	14,178	1.40%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	13,838	13,713	13,838	1.36%
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.63%	09/2025	07/2028	8,224	8,206	8,224
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.65%	09/2025	07/2028	5,106	5,096	5,106
									13,302	13,330	1.31%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	11,009	10,964	8,808
	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	2,113	2,098	1,691
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	1,951	1,948	1,561
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	08/2021	08/2027	1,133	1,130	906
									16,140	12,966	1.28%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	12,592	12,536	12,529	1.23%
Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	11,613	11,556	11,555
	First Lien(5) - Drawn	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	387	385	385
									11,941	11,940	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	$9,203	$9,176	$8,112
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	02/2022	04/2028	2,036	2,032	1,795
	First Lien(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	1,544	1,538	1,359
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.50%	12.17%	12/2022	04/2028	484	481	427
									13,227	11,693	1.15%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	01/2020	02/2028	7,943	7,932	7,943
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	03/2021	02/2028	3,521	3,518	3,521
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	186	189	186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	10/2025	02/2028	41	42	41
									11,681	11,691	1.15%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,973	4,956	4,973
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,940	4,921	4,940
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	1,495	1,488	1,495
									11,365	11,408	1.12%
PROS Parent, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.49%	12/2025	12/2032	11,305	11,291	11,291	1.11%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	11,041	10,967	10,958	1.08%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	10,437	10,376	10,437	1.03%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	6,849	6,814	6,849
	First Lien(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	2,686	2,676	2,686
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	767	762	767
									10,252	10,302	1.01%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	10,310	10,261	10,258	1.01%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	08/2021	10/2030	10,237	10,190	10,237	1.01%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	7,843	7,826	7,783
	First Lien(4)	SOFR(Q)	+	0.06%	0.10%	02/2022	02/2028	2,183	2,181	2,166
	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	287	285	283
									10,292	10,232	1.01%
Michael Baker International, LLC
Business Services	First Lien	SOFR(Q)	+	4.00%	7.84%	01/2025	12/2028	9,900	9,900	9,935	0.98%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	10,000	9,904	9,930	0.98%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.84%	01/2025	02/2032	$8,003	$7,986	$7,983
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	1,876	1,872	1,871
									9,858	9,854	0.97%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.22%	11/2025	09/2031	9,760	9,712	9,760	0.96%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	9,802	9,758	9,753	0.96%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	9,753	9,685	9,680	0.95%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	12.42%	07/2021	07/2027	8,582	8,554	8,582
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	12.47%	07/2021	07/2026	1,089	1,089	1,089
									9,643	9,671	0.95%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(4)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.93%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	9,467	9,422	9,420	0.93%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	9,420	9,390	9,385	0.92%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	7,326	7,310	7,308
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	915	911	911
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	796	794	794
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	119	118	119
									9,133	9,132	0.90%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	9,053	9,016	9,053
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	75	76	75
									9,092	9,128	0.90%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.17%	02/2025	03/2032	9,291	9,249	9,121	0.90%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.89%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.07%	01/2025	04/2029	9,898	9,811	8,761	0.86%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.44%	10/2021	10/2028	8,328	8,289	7,805
	First Lien(4)	SOFR(Q)	+	5.50%	9.53%	10/2021	10/2028	954	950	894
									9,239	8,699	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)*	+	5.50% +0.50%/PIK	9.82%	12/2021	11/2029	$8,209	$8,176	$8,022
	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.82%	10/2025	11/2029	338	335	335
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.32%	12/2021	11/2029	201	203	196
									8,714	8,553	0.84%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	02/2022	12/2028	7,725	7,703	7,525
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	894	885	871
									8,588	8,396	0.83%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.25%	7.97%	10/2025	11/2030	8,259	8,259	8,259	0.81%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.84%	04/2025	06/2028	8,105	8,093	8,181	0.81%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	7,857	7,819	7,818	0.77%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,764	7,624	7,776	0.77%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	7,738	7,729	7,729	0.76%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.53%	10/2025	07/2028	11,778	9,445	7,246
	First Lien	SOFR(M)	+	5.00%	8.72%	10/2025	07/2028	504	388	316
									9,833	7,562	0.75%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	6,797	6,780	6,797
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	687	687	687
	First Lien(4)(5) - Drawn	P(Q)	+	4.50%	11.25%	12/2021	12/2027	55	58	56
									7,525	7,540	0.74%
Archduke Buyer, Inc.
Software	First Lien	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	7,101	7,066	7,066	0.70%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	10.75%	03/2021	03/2029	7,552	7,534	6,646	0.65%
eResearchTechnology, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	5,562	5,511	5,562
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	924	918	924
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	147	142	147
									6,571	6,633	0.65%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	5,779	5,751	5,750
	First Lien(4)(16)(17)	SONIA(D)	+	4.50%	8.22%	10/2025	10/2032	£609	816	816
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	33	33	33
									6,600	6,599	0.65%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	$5,828	$5,801	$5,799	0.57%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.22%	12/2025	06/2031	5,774	5,774	5,774	0.57%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	5,753	5,726	5,725	0.56%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	10.58%	05/2021	05/2029	6,000	5,979	4,768
	First Lien	SOFR(M)	+	4.00%	7.83%	05/2025	05/2028	484	365	448
									6,344	5,216	0.51%
Ambrosia Topco, LLC (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	2.00%+3.25%/PIK	8.97%	01/2024	07/2029	5,887	5,887	3,804
	First Lien(4)	SOFR(M)*	+	1.00% +3.00%/PIK	7.72%	09/2025	07/2029	724	246	463
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	200	200	200
									6,333	4,467	0.44%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	09/2025	09/2029	3,879	3,875	3,879	0.38%
Cloudera, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.00%	9.82%	08/2021	10/2029	4,006	4,000	3,676	0.36%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	316	317
									3,515	3,515	0.35%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,431	3,407	3,431	0.34%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	02/2028	3,053	3,051	3,053
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	77	77	77
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	23	23	23
									3,151	3,153	0.31%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.97%	11/2025	04/2030	2,754	2,747	2,747	0.27%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.74%	04/2025	12/2030	2,199	2,189	2,199
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	201	199	201
									2,388	2,400	0.24%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.57%	05/2021	05/2027	2,285	2,278	2,285	0.23%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	12/2024	12/2028	2,278	2,269	2,179	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.09%	02/2025	11/2030	$1,371	$1,365	$1,371	0.14%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	1,342	1,335	1,335
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	32	32	32
									1,367	1,367	0.13%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	11/2025	12/2030	822	814	822	0.08%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.44%	07/2025	11/2031	815	807	815
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.63%	07/2025	11/2031	5	5	5
									812	820	0.08%
Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.62%	11/2025	12/2028	752	748	752	0.07%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.34%	03/2025	02/2031	249	249	249	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—%	06/2024	06/2029	75	75	75	0.01%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	51	51	51	0.01%
Total Funded Debt Investments - United States									$1,878,446	$1,850,545	182.32%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,552	$9,365	$9,522	0.93%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	8,385	8,109	8,385	0.83%
Total Funded Debt Investments - United Kingdom									$17,474	$17,907	1.76%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,253	$10,253	$10,253
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.12%	06/2025	07/2031	394	394	394
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.26%	06/2025	07/2031	172	172	172
									$10,819	$10,819	1.07%
Total Funded Debt Investments - Jersey									$10,819	$10,819	1.07%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(16)(17)	Euribor(Q)	+	5.00%	7.09%	12/2025	10/2032	€24,486	$28,581	$28,580	2.82%
Total Funded Debt Investments - France									$28,581	$28,580	2.82%
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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(5) - Undrawn	—	—	—	12/2025	09/2026	$2,128	$—	$—
	First Lien(5) - Undrawn	—	—	—	12/2025	09/2026	33,204	—	—
								—	—	—%
KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	20,823	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	02/2031	2,608	(13)	—
								(13)	—	—%

MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	17,514	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,570	(13)	—
								(13)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	9,708	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	327	—	—
	First Lien(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	509	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	1,609	(5)	—
								(5)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,406	(12)	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	—
								(12)	—	—%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2026	6,136	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	1,594	—	—
								—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	$5,006	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	325	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(10)	—
								(10)	—	—%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	—	—%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	1,403	(8)	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	3,859	(12)	—
								(20)	—	—%

Riskonnect Parent, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	03/2026	5,000	(25)	—	—%
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	4,078	(10)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	771	—	—
								(10)	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	4,009	(15)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	11/2025	08/2026	2,785	(14)	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	09/2031	1,114	(6)	—
								(20)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(11)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(5)	—
								(5)	—	—%
IEM New Sub 2, LLC
Business Products	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	2,630	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$2,523	$(8)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(8)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,074	(21)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(2)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,854	(3)	—	—%
PDQ.COM Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,608	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	(1)	—
								(1)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(6)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	1,733	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(5)	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,363	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	165	(1)	—
								(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	1,487	(9)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(6)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(5)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	1,245	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	$992	$(7)	$—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	803	—	—
								—	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	620	(3)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Community Management Holdings MidCo 2, LLC

Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	380	—	—
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	375	(3)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	132	—	—	—%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,562	(16)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	03/2025	01/2027	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	10/2031	525	(5)	—
								(5)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	158	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
								(1)	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	$1,055	$(1)	$(1)	—%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	13	—	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,852	(2)	(2)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(2)
								(2)	(2)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,784	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	03/2026	892	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,167	(4)	(4)
								(4)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	7/1/2025	7/1/2030	706	(5)	(5)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,910		(5)
								—	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	244	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	938	—	(5)
								—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(7)	(7)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,548	(7)	(7)
								(7)	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	$—	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	677	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	2,605	—	(7)
								—	(9)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(9)	(9)
								(9)	(9)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(9)	(0.00)%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	2,751	—	(7)
								(3)	(10)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(9)	(11)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(5) - Undrawn	—	—	—	12/2025	05/2028	2,899	(11)	(11)	(0.00)%
Pike Corporation
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	6,542	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	4,362	(11)	(11)
								(11)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(11)	(11)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,887	(2)	(7)
								(6)	(11)	(0.00)%
Huskies Parent, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	523	(4)	(12)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	$719	$(3)	$(4)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,918	—	(10)
								(3)	(14)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2028	23,138	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)
								—	(14)	(0.00)%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(15)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,644	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	98	(98)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,555	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	910	(4)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	2,713	(13)	(14)
								(115)	(19)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	3,101	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	5,744	—	(14)
								—	(22)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	$674	$(3)	$(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(5)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(21)
								(5)	(27)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,676	(8)	(8)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	3,938	—	(20)
								(8)	(28)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(24)	(28)	(0.01)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(17)	(42)	(0.01)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,690	(15)	(45)	(0.01)%
Total Unfunded Debt Investments - United States								$(505)	$(472)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2028	$325,000	$(1)	$—	0.00%
Total Unfunded Debt Investments - Australia								$(1)	$—	0.00%

Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(5)(16)(17)- Undrawn	—	—	—	12/2025	10/2029	€4,452	$—	$—	0.00%
Total Unfunded Debt Investments - France								$—	$—	0.00%
Total Unfunded Debt Investments								$(506)	$(472)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$2,029,691	$1,984,358	195.50%
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

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund
March 31, 2026
(in thousands, except for share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for United States federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), was a wholly-owned direct subsidiary of the Company, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may have incurred U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of March 31, 2026, the Company's top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.
Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary NEWCRED SPV.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is interest rate risk, which we seek to mitigate through derivative transactions.
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps. All derivative financial instruments are recognized as derivative assets at fair value or derivative liabilities at fair value, as applicable.

The Company has entered into an International Swaps and Derivatives Association, Inc. Agreement, (together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreement"), on June 2, 2025 and October 8, 2025, with Deutsche Bank AG, New York Branch and U.S. Bank National Association , respectively (together the “ISDA Counterparties”). The ISDA Master Agreement is a bilateral agreement between the Company and the ISDA Counterparties that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreement provides for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreement also includes termination rights that permit the termination of outstanding transactions by the ISDA Counterparties in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparties are downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreement provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparties. Upon the close-out of the transactions outstanding under the ISDA Master Agreement following a default, the ISDA Master Agreement provides for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.

Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities.

The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.

Refer to Note 4. Fair Value and Note 6. Borrowings for more information on derivative instruments and hedging activities.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of March 31, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $3,079 and $2,252, respectively, and PIK dividends from investments of $1,480 and $2,339, respectively.
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

The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Deferred income tax (benefit) provision	$—	$(1)
Current income tax (benefit) expense	—	80
Total income tax (benefit) provision	$—	$79
As of March 31, 2026 and December 31, 2025, the Company had $0 and $0, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2025. The 2025 tax year and forward remains subject to examination by the U.S. federal, state, and local tax authorities.

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

Note 3. Investments
At March 31, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,762,293	$1,724,307
Second lien	61,938	52,064
Subordinated	52,804	52,918
Equity and other	178,458	154,986
Total investments	$2,055,493	$1,984,275

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$564,648	$560,670
Software	442,817	424,351
Healthcare	356,295	315,154
Financial Services & Technology	250,522	248,840
Consumer Services	111,762	111,237
Distribution & Logistics	99,674	101,531
Investment Fund	68,000	68,000
Packaging	46,527	42,569
Education	42,755	41,425
Consumer Products	32,347	30,166
Business Products	19,537	19,620
Food & Beverage	10,934	11,013
Specialty Chemicals & Materials	9,675	9,699
Total investments	$2,055,493	$1,984,275
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,822,781	$1,801,162
Second lien	78,734	72,851
Subordinated	51,779	51,853
Equity and other	156,233	138,328
Total investments	$2,109,527	$2,064,194
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$620,307	$619,166
Software	456,616	451,485
Healthcare	371,018	333,623
Financial Services & Technology	245,895	246,104
Consumer Services	111,349	111,553
Distribution & Logistics	96,311	97,062
Investment Fund	48,000	48,000
Education	42,758	41,749
Packaging	41,542	39,416
Consumer Products	31,836	31,836
Business Products	23,296	23,580
Food & Beverage	10,957	10,948
Specialty Chemicals & Materials	9,642	9,672
Total investments	$2,109,527	$2,064,194
During the first quarter of 2026, the Company placed its first lien term loans and delayed draw term loans in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of March 31, 2026, the Company's positions in DCA had total unearned income of $396 for the three months ended March 31, 2026.

During the fourth quarter of 2025, the Company placed its investment in preferred shares in ACI Parent, Inc. ("Affordable Care") on non-accrual status. During the first quarter of 2026, the Company placed its first lien term positions in Affordable Care on non-accrual status. As of March 31, 2026, the Company's positions in Affordable Care had total unearned income of $1,003 for the three months ended March 31, 2026.
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
The Company invests a significant portion of its portfolio in unitranche loans, which combine both senior and subordinated debt, generally in a first-lien position. Such loans have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans typically allow a borrower to make a lump sum payment of the principal at the end of the loan term. If the borrower is unable to pay the lump sum, or refinance the amount owed at maturity, we may lose the value of our investment. We will be subject to heightened risk similar to the risks of subordinated or second lien loans described above to the extent we invest in the "last out" tranche of a unitranche loan.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of March 31, 2026 and December 31, 2025, the Company and SkyKnight IV committed $80,000 and $20,000, respectively, of equity to SLP I. As of March 31, 2026, the Company and SkyKnight IV contributed $68,000 and $17,000, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV contributed $48,000 and $12,000, respectively, of equity to SLP I.
The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of March 31, 2026 and December 31, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%. As of March 31, 2026 and December 31, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000 and $300,000, respectively. As of March 31, 2026 and December 31, 2025, SLP I had total investments with an aggregate fair value of approximately $319,176 and $267,327 respectively, and debt outstanding under its credit facility of $231,950 and $161,950 respectively. As of March 31, 2026 and December 31, 2025, none of SLP I's investments were on non-accrual status.

Additionally, as of March 31, 2026 and December 31, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,779 and $1,732.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of March 31, 2026 and December 31, 2025:

Investment Type	March 31, 2026	December 31, 2025
First lien investments (1)	$333,231	$271,700
Weighted average interest rate on first lien investments (2)	7.23%	7.36%
Number of portfolio companies in SLP I	86	75
Largest portfolio company investment (1)	$6,965	$6,983
Total of five largest portfolio company investments (1)	$31,664	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
The following table is a listing of the individual investments in SLP I's portfolio as of March 31, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	8.95%	10/2032	$3,811	$3,735	$3,671
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.20%	12/2031	4,089	4,093	4,088
Asurion, LLC	Business Services	SOFR(M)(3)	4.25%	7.92%	09/2030	5,594	5,467	5,538
athenahealth Group Inc.	Healthcare	SOFR(M)(3)	2.75%	6.42%	02/2029	3,683	3,639	3,620
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	6.92%	12/2030	3,421	3,373	3,372
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.50%	7.17%	12/2032	3,090	3,069	3,047
Berlin Packaging L.L.C.	Packaging	SOFR(Q)(3)	3.25%	6.91%	06/2031	4,759	4,767	4,600
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.92%	05/2028	1,974	1,975	1,977
Capstone Borrower, Inc.	Business Services	SOFR(Q)(3)	2.75%	6.45%	06/2030	4,184	3,972	3,993
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.90%	10/2031	712	712	712
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.70%	04/2032	3,470	3,442	3,344
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.42%	06/2032	4,795	4,814	4,723
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.52%	10/2028	5,864	5,751	5,252
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.92%	04/2032	3,959	3,944	3,709
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.95%	03/2032	4,717	4,705	4,593
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.46%	09/2028	3,712	3,717	3,437
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)(3)	3.50%	7.28%	06/2028	798	786	765
Cross Financial Corp.	Financial Services & Technology	SOFR(M)(3)	2.75%	6.42%	10/2031	2,294	2,254	2,280
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.67%	07/2031	4,975	4,923	4,967
Denali	Software	SOFR(Q)(3)	3.00%	6.66%	02/2033	2,154	2,091	2,043
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.25%	6.92%	07/2032	3,990	3,975	3,992
Disco Parent, Inc.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.67%	08/2032	2,494	2,488	2,453
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.42%	10/2029	4,461	4,459	4,401
EAB Global, Inc.	Education	SOFR(Q)(3)	3.00%	6.70%	08/2030	4,258	4,171	3,806
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	7.95%	04/2029	4,953	4,892	4,969
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.67%	02/2031	3,990	3,947	3,810
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.67%	09/2032	4,922	4,882	4,629
First Advantage Holdings, LLC	Business Services	SOFR(Q)(3)	2.75%	6.45%	10/2031	1,634	1,634	1,595

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Groundworks, LLC	Business Services	SOFR(Q)(3)	3.00%	6.67%	03/2031	$4,982	$4,995	$4,975
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.75%	7.42%	08/2032	4,466	4,456	4,463
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)(3)	2.75%	6.42%	02/2031	4,489	4,374	4,359
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.02%	04/2029	4,954	4,868	4,214
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	7.70%	02/2032	5,955	5,927	5,903
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.05%	08/2028	4,000	3,866	3,585
ISolved, Inc.	Information Services	SOFR(M)(3)	2.75%	6.42%	10/2030	1,496	1,389	1,429
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)(3)	3.00%	6.66%	02/2033	5,135	5,052	5,005
Justrite Safety Group	Business Products	SOFR(Q)(3)	3.00%	6.66%	12/2032	4,573	4,529	4,601
Justrite Safety Group	Education	SOFR(Q)(3)	3.75%	7.68%	08/2028	4,414	4,103	4,061
Kaseya Inc.	Software	SOFR(M)(3)	3.25%	6.92%	03/2032	4,587	4,589	4,295
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)(3)	3.00%	6.67%	03/2031	1,990	1,990	1,978
KnowBe4, Inc.	Education	SOFR(Q)(3)	3.75%	7.42%	07/2032	2,499	2,504	2,241
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.20%	03/2032	4,407	4,349	4,159
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.43%	12/2032	2,840	2,826	2,851
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)(3)	2.75%	6.41%	11/2030	3,750	3,731	3,717
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)(3)	3.00%	6.67%	05/2028	4,721	4,681	4,723
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.67%	04/2031	2,993	3,000	2,995
Michael Baker International, LLC	Business Services	SOFR(Q)(3)	4.00%	7.67%	12/2028	3,990	3,990	3,997
Michael Baker International, LLC	Business Services	SOFR(Q)(3)	4.50%	8.20%	12/2028	1,548	1,504	1,551
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)(3)	2.50%	6.17%	11/2031	1,995	1,988	1,958
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.67%	07/2031	4,990	4,966	4,847
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	5.92%	10/2030	1,985	1,981	1,963
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)(3)	3.50%	7.17%	03/2033	1,962	1,933	1,953
Oceankey (U.S.) II Corp.	Software	SOFR(M)(3)	3.50%	7.27%	12/2028	5,788	5,800	5,472
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.55%	12/2031	3,251	3,239	3,238
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.75%	6.42%	09/2030	3,816	3,773	3,756
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.15%	02/2032	4,000	4,005	3,967
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.50%	6.20%	07/2032	2,000	2,000	1,966
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.03%	06/2028	4,975	4,808	4,900
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.67%	06/2031	991	986	992
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	6.92%	02/2029	2,960	2,838	2,511
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	3.25%	6.96%	10/2032	2,843	2,836	2,860
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.20%	12/2027	3,965	3,902	2,986
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	6.95%	10/2030	4,975	4,985	3,792
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)(3)	3.75%	7.45%	08/2031	4,975	4,977	4,875
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.45%	04/2028	4,053	4,006	3,947
RealPage, Inc.	Software	SOFR(Q)(3)	3.00%	6.96%	04/2028	897	893	861
Relativity Intermediate HoldCo LLC	Software	SOFR(M)(3)	2.75%	6.42%	01/2033	1,401	1,397	1,388
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.45%	07/2032	3,980	3,925	3,796
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.67%	12/2030	1,850	1,814	1,847
Salas O’Brien, Inc.	Manufacturing	SOFR(M)(3)	2.75%	6.42%	01/2033	2,024	2,015	2,024

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	7.70%	02/2032	$3,419	$3,430	$3,367
Secure Acquisition, Inc.	Packaging	SOFR(Q)(3)	3.75%	7.45%	12/2028	2,114	2,117	2,116
SonarSource Financing, LLC	Software	SOFR(Q)(3)	4.50%	8.17%	12/2030	5,914	5,830	5,442
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	6.92%	08/2029	3,272	3,239	3,118
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	6.95%	10/2030	3,483	3,481	3,461
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	5.25%	9.17%	07/2026	3,481	3,471	3,460
Storable, Inc.	Software	SOFR(M)(3)	3.25%	6.92%	04/2031	4,942	4,914	4,756
Summit Acquisition Inc.	Business Services	SOFR(M)(3)	3.50%	7.17%	10/2031	1,746	1,741	1,746
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	6.95%	07/2032	4,722	4,709	4,518
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.67%	01/2033	4,387	4,354	4,303
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	7.95%	08/2028	4,829	4,833	4,737
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.92%	03/2031	3,980	3,966	3,793
UKG Inc.	Software	SOFR(Q)(3)	2.50%	6.17%	02/2031	2,748	2,691	2,630
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)(3)	3.50%	7.17%	12/2032	2,467	2,454	2,466
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.67%	10/2031	4,214	4,203	4,214
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.45%	07/2029	4,974	4,980	4,946
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	6.67%	08/2030	4,086	4,051	3,976
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.17%	12/2032	6,965	6,931	6,495
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	6.92%	11/2031	6,964	6,952	6,757
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	8.92%	02/2028	2,523	2,524	2,523
Total Funded Investments						$331,452	$328,338	$319,211
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)(3)	—	—	04/2027	$454	$(4)	$(22)
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	—	—	02/2027	416	1	(6)
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)(3)	—	—	12/2027	374	—	—
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	—	—	03/2027	274	—	(7)
Salas O’Brien, Inc.	Manufacturing	SOFR(M)(3)	—	—	01/2028	261	(1)	—
Total Unfunded Investments						$1,779	$(4)	$(35)
Total Investments						$333,231	$328,334	$319,176

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of March 31, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2025:

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	8.92%	10/1/2032	$3,821	$3,744	$3,809
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.17%	12/22/2031	3,100	3,104	3,115
Asurion, LLC	Business Services	SOFR(M)(3)	4.25%	7.97%	9/19/2030	5,608	5,475	5,613
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	6.97%	12/11/2030	3,695	3,670	3,662
Berlin Packaging L.L.C.	Packaging	SOFR(M)(3)	3.25%	7.12%	6/7/2031	4,771	4,780	4,787
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.97%	5/31/2028	1,979	1,981	1,995
Boxer Parent Company Inc.	Software	SOFR(Q)(3)	3.00%	6.82%	7/30/2031	1,985	1,971	1,982
BradyPLUS Holdings, LLC	Distribution & Logistics	SOFR(Q)(3)	3.50%	7.15%	12/13/2032	3,090	3,044	3,062
Capstone Borrower, Inc.	Software	SOFR(Q)(3)	2.75%	6.40%	6/17/2030	1,121	1,115	1,122
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)(3)	3.25%	7.14%	10/30/2031	714	714	720
Citrin Cooperman Advisors LLC	Business Services	SOFR(Q)(3)	3.00%	6.67%	4/1/2032	1,980	1,977	1,987
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.48%	6/14/2032	4,807	4,827	4,807
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.57%	10/8/2028	5,879	5,756	5,649
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.90%	4/1/2032	3,902	3,888	3,903
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.17%	3/31/2032	3,787	3,791	3,813
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.43%	9/29/2028	3,722	3,726	3,664
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.72%	7/2/2031	4,987	4,934	5,000
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.75%	7.47%	7/9/2032	4,000	3,984	4,015
Disco Parent, Inc.	Software	SOFR(Q)(3)	3.25%	7.07%	8/6/2032	2,500	2,494	2,519
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.61%	10/4/2029	4,473	4,470	4,309
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	6.72%	8/16/2030	3,769	3,721	3,361
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	7.92%	4/2/2029	4,966	4,901	4,985
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.72%	9/15/2032	4,922	4,880	4,827
First Advantage Holdings, LLC	Business Services	SOFR(M)(3)	2.75%	6.47%	10/31/2031	1,954	1,954	1,937
Forgent Intermediate IV LLC	Manufacturing	SOFR(M)(3)	3.25%	6.90%	12/20/2032	4,573	4,528	4,551
Foundational Education Group, Inc.	Education	SOFR(Q)(3)	3.75%	7.85%	8/31/2028	4,426	4,090	4,092
Groundworks, LLC	Business Services	SOFR(M)(3)	3.00%	6.65%	3/14/2031	4,995	5,008	5,026
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.75%	7.47%	8/25/2032	4,478	4,467	4,501
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.07%	4/9/2029	4,967	4,875	4,396
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	7.67%	2/20/2032	5,970	5,941	5,946
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.02%	8/19/2028	4,000	3,854	3,905
Jones DesLauriers Insurance Management Inc.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.65%	12/10/2032	964	961	966
Kaseya Inc.	Software	SOFR(M)(3)	3.00%	6.72%	3/20/2032	4,598	4,600	4,608
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)(3)	3.00%	6.65%	3/22/2031	1,995	1,995	2,001
KnowBe4, Inc.	Software	SOFR(Q)(3)	3.75%	7.59%	7/23/2032	4,586	4,585	4,594
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.17%	3/4/2032	4,418	4,358	4,338
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.40%	12/18/2032	2,840	2,826	2,851
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)(3)	3.00%	6.72%	5/4/2028	4,733	4,689	4,755
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.65%	4/15/2031	2,000	2,008	2,008
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.72%	7/31/2031	5,003	4,978	4,972
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	5.97%	10/31/2030	1,990	1,985	1,996
Oceankey (U.S.) II Corp.	Media	SOFR(M)(3)	3.50%	7.32%	12/15/2028	5,802	5,817	5,732
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.40%	12/10/2031	3,259	3,247	3,277
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.90%	9/24/2030	538	539	542

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.43%	10/8/2032	$2,150	$2,158	$2,162
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(S)(3)	3.00%	6.60%	7/30/2032	4,261	4,251	4,284
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.08%	6/23/2028	4,988	4,804	4,913
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	6/25/2031	993	988	996
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	7.09%	2/26/2029	2,967	2,836	2,690
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	3.25%	6.94%	10/27/2032	2,843	2,836	2,859
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.17%	12/17/2027	3,975	3,903	3,825
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	6.92%	10/26/2030	4,987	4,998	4,985
Pushpay USA Inc.	Software	SOFR(S)(3)	3.75%	7.62%	8/15/2031	4,987	4,990	4,991
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.42%	4/24/2028	2,872	2,872	2,885
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.42%	7/21/2032	3,990	3,933	3,996
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.65%	12/23/2030	1,850	1,813	1,829
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	7.67%	2/28/2032	2,665	2,673	2,675
Secure Acquisition, Inc.	Packaging	SOFR(Q)(3)	3.75%	7.42%	12/16/2028	1,119	1,121	1,129
SonarSource Financing, LLC	Software	SOFR(M)(3)	4.50%	8.15%	12/19/2030	5,914	5,826	5,856
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	6.97%	8/13/2029	2,630	2,630	2,641
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	6.92%	10/4/2030	1,492	1,492	1,503
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	5.25%	9.40%	7/10/2026	3,491	3,471	3,440
Storable, Inc.	Software	SOFR(M)(3)	3.25%	6.97%	4/16/2031	2,805	2,808	2,822
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	6.92%	7/12/2032	4,734	4,720	4,765
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	7.92%	8/31/2028	4,842	4,845	4,834
TRC Companies LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	12/8/2028	1,489	1,481	1,495
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.97%	3/3/2031	3,990	3,976	3,874
US Fertility Enterprises, LLC	Healthcare	SOFR(M)(3)	3.50%	7.15%	12/10/2032	2,467	2,454	2,479
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.72%	10/29/2031	4,224	4,213	4,189
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.42%	7/13/2029	4,987	4,993	4,987
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	6.87%	8/9/2030	4,096	4,060	4,046
Xplor T1, LLC	Software	SOFR(Q)(3)	3.50%	7.29%	12/1/2032	6,982	6,948	7,000
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	6.97%	11/26/2031	6,982	6,968	6,939
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	9.11%	2/8/2028	2,529	2,531	2,529
Total Funded Investments						$269,968	$267,844	$267,318
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Business Services	SOFR(Q)(3)	—	—	4/1/2032	$455	$(5)	$2
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	—	—	3/31/2027	580	1	4
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	—	—	2/28/2032	323	1	1
US Fertility Enterprises, LLC	Healthcare	SOFR(M)(3)	—	—	12/10/2032	374	—	2
Total Unfunded Investments						$1,732	$(3)	$9
Total Investments						$271,700	$267,841	$267,327

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
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")

Below is certain summarized financial information for SLP I as of March 31, 2026

Selected Balance Sheet Information:	March 31, 2026	December 31, 2025
Assets
Investments at fair value (cost of $328,334 and $267,841)	$319,176	$267,327
Cash and cash equivalents	13,785	16,119
Receivable from unsettled securities sold	834	—
Interest and dividend receivable	262	692
Other assets	37	55
Total assets	$334,094	$284,193

Liabilities
Borrowings	231,950	161,950
Deferred financing costs (net of accumulated amortization of $260 and $173)	(1,514)	(1,597)
Payable for unsettled securities purchased	19,591	50,907
Contribution received in advance	3,000	8,000
Interest payable	2,741	3,359
Distribution payable	2,162	1,719
Other liabilities	311	369
Total liabilities	258,241	224,707

Members' capital	75,853	59,486
Total liabilities and members' capital	$334,094	$284,193

Selected Statement of Operations Information:	Three Months Ended March 31, 2026
Interest income	$5,215
Other income	113
Total investment income	5,328

Interest and other financing expenses	2,804
Other expenses	168
Total expenses	2,972

Net investment income	2,356

Net realized gains (losses) on investments	(184)
Net change in unrealized appreciation (depreciation) of investments	(8,644)
Net increase (decrease) in members' capital	$(6,471)

For the three months ended March 31, 2026, the Company earned approximately $1,730 of dividend income related to SLP I, which is included in dividend income. As of March 31, 2026 and December 31, 2025, approximately $1,730 and $1,331 of dividend income related to SLP I was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of March 31, 2026, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of March 31, 2026:

	Total	Level I	Level II	Level III
First lien	$1,724,307	$—	$60,699	$1,663,608
Second lien	52,064	—	6,325	45,739
Subordinated	52,918	—	—	52,918
Equity and other	154,986	—	—	154,986
Total investments	$1,984,275	$—	$67,024	$1,917,251

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,801,162	$—	$99,739	$1,701,423
Second lien	72,851	—	9,930	62,921
Subordinated	51,853	—	—	51,853
Equity and other	138,328	—	—	138,328
Total investments	$2,064,194	$—	$109,669	$1,954,525
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at March 31, 2026:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2025	$1,954,525	$1,701,423	$62,921	$51,853	$138,328
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(992)	(774)	(218)	—	—
Net change in unrealized appreciation (depreciation) of investments	(22,005)	(13,563)	(2,928)	55	(5,569)
Purchases, including capitalized PIK and revolver fundings	68,318	43,847	1,234	1,010	22,227
Proceeds from sales and paydowns of investments	(124,943)	(112,245)	(12,698)	—	—
Transfers into Level III (1)	54,850	44,920	9,930	—	—
Transfers out of Level III (1)	(12,502)	—	(12,502)	—	—
Fair Value, March 31, 2026	$1,917,251	$1,663,608	$45,739	$52,918	$154,986
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(22,024)	$(13,582)	$(2,928)	$55	$(5,569)

(1)As of March 31, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended March 31, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held at March 31, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized losses on investments	(8,417)	(8,490)	—	—	73
Net change in unrealized appreciation of investments	1,484	3,258	(1,132)	84	(726)
Purchases, including capitalized PIK and revolver fundings	144,188	124,862	—	7,329	11,997
Proceeds from sales and paydowns of investments (1)	(101,671)	(95,243)	—	—	(6,428)
Transfers into Level III (2)	14,363	—	14,363	—	—
Fair Value, March 31, 2025	$1,496,892	$1,273,379	$85,543	$44,773	$93,197
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$1,455	$3,261	$(1,133)	$84	$(757)

(1)Includes non-cash reorganizations and restructurings.
(2)As of March 31, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three months ended March 31, 2026 and March 31, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an Income Based Approach (as described below). Additional consideration is given using a Market Based Approach (as described below), as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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
Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of March 31, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of March 31, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of March 31, 2026 were as follows:

				Range
Type	Fair Value as of March 31, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,645,966	Market & income approach	EBITDA multiple	7.0x	25.0x	16.2x
			Revenue multiple	5.5x	13.0x	7.0x
			Discount rate	6.3%	24.1%	9.6%
	17,642	Other	N/A(2)	N/A	N/A	N/A
Second lien	38,440	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	10.3%	18.3%	14.8%
	7,299	Other	N/A	N/A	N/A	N/A
Subordinated	52,918	Market & income approach	EBITDA multiple	8.3x	18.0x	15.5x
			Discount rate	12.1%	14.7%	12.6%
Equity and other	86,986	Market & income approach	EBITDA multiple	6.0x	20.0x	12.7x
			Revenue multiple	5.5x	8.5x	7.0x
			Discount rate	8.2%	15.7%	9.7%
	68,000	Income approach	Discount rate	9.3%	11.3%	10.3%
	$1,917,251

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
The fair value measurements of the GS Credit Facility (as defined below), the NEWCRED Credit Facility (as defined below) and Unsecured Notes (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company’s borrowings as of March 31, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$533,251	$531,919	$576,000	$574,490
NEWCRED Credit Facility (1)	299,925	301,490	499,389	502,270
Unsecured Notes	225,000	226,535	—	—
Total Borrowings	$1,058,176	$1,059,944	$1,075,389	$1,076,760
(1) As of March 31, 2026, the principal amount of the NEWCRED Credit Facility was $299,925, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP that has been translated to U.S. dollars. As of March 31, 2026, the fair value of the NEWCRED Credit Facility was $301,490, which included €24,530 denominated in EUR, AUD 44,839 denominated in AUD, and £610 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP that has been translated to U.S. dollars. As of December 31, 2025, the fair value of the NEWCRED Credit Facility was $502,270, which included €24,533 denominated in EUR, AUD 44,849 denominated in AUD, and £610 denominated in GBP that has been translated to U.S. dollars.
The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of March 31, 2026 and December 31, 2025. The Company's derivative instruments are considered Level II investments.

	As of
	March 31, 2026			December 31, 2025
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$225,000	$—	$(2,166)	$—	$—	$—
Total derivatives designated as hedging instruments	225,000	—	(2,166)	—	—	—
Total derivatives	225,000	—	(2,166)	—	—	—
Total net derivatives	$225,000	$—	$(2,166)	$—	$—	$—
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

Note 5. Agreements and Related Parties
Advisory and Management Agreements
The Company has entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Following approval from the Company's initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's trustees who are not parties to the Investment Advisory Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Although the initial term of the Investment Advisory Agreement would not have expired until November 7, 2026, the Board most recently re-approved the Investment Advisory Agreement on February 11, 2026, at an in-person meeting, for a period of 12 months commencing on March 1, 2026.
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
Incentive Fee
Under both the Investment Advisory Agreement, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.
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
For the three months ended March 31, 2026, there were no incentive fees waived by the Company. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
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
The following table summarizes the management fees and incentive fees incurred by the Company for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Management fee	$3,141	$3,017
Less: management fee waiver	—	(21)
Net management fee	$3,141	$2,996
Incentive fee, excluding accrued incentive fees on capital gains	$3,479	$3,018
For the three months ended March 31, 2026 and March 31, 2025, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company.
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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-

term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of March 31, 2026, the Adviser has made Expense Payments in the amount of $2,680 for which the Company has made $840 in Reimbursement Payments since inception.

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
Note 6. Borrowings
Unsecured Notes
GIII and the Company has issued multiple series of unsecured notes bearing interest at fixed rates with various maturities, including the July 2025A Notes, July 2025B Notes, and July 2025C Notes, each defined below (the “GIII Unsecured Notes”), and the March 2029 Notes and March 2031 Notes, each defined below (the “NEWCRED Unsecured Notes” and together with the GIII Unsecured Notes, the “Unsecured Notes”).
GIII Unsecured Notes
On August 4, 2021, GIII entered into a Master Note Purchase Agreement (the "GIII Note Purchase Agreement") with certain institutional investors (the "GIII Purchasers"). Pursuant to the GIII Note Purchase Agreement, on August 4, 2021, GIII issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "July 2025A Notes"), and on December 21, 2021, at a second closing, GIII issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "July 2025B Notes") On March 10, 2022, GIII entered into a first supplement (the "GIII Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, GIII issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “July 2025C Notes”).
In connection with the Merger, the Company and GIII entered into an Assumption Agreement, effective as of the closing date of the Merger (the "Assumption Agreement"), pursuant to which the Company, as the surviving company of the Merger, unconditionally and expressly assumed, confirmed, and agreed to perform and observe each covenant and condition applicable to GIII under the GIII Note Purchase Agreement and the GIII Unsecured Notes. Pursuant to the Assumption Agreement, all references to GIII under the GIII Note Purchase Agreement, the GIII Unsecured Notes, or any other document or instrument delivered in connection therewith, shall be deemed to be references to the Company, except for references to GIII relating to its status prior to the consummation of the Merger.
The July 2025A Notes and the July 2025B Notes bore interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The July 2025C Notes bore interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates were subject to an increase in the event that: (i) subject to certain exceptions, the GIII Unsecured Notes or the Company ceased to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the GIII Note Purchase Agreement) was less than 1.83 to 1.00.
The Company was obligated to offer to prepay the GIII Unsecured Notes (i) each time the Company received an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the GIII Note Purchase Agreement) and (ii) each time the Company received an aggregate amount of net proceeds, or if the Company was permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the GIII Note Purchase Agreement), in each case that was at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of GIII Unsecured Notes issued under the GIII Note Purchase Agreement and the Supplement.
The GIII Note Purchase Agreement also contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The GIII Note Purchase Agreement included certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
The GIII Unsecured Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that was expressly subordinated in right of payment to the GIII Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that was not so subordinated; and effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
On May 6, 2024, GIII offered to prepay approximately $50,651 aggregate principal amount, including any accrued but unpaid interest, of the GIII Unsecured Notes pursuant to Section 8.9(a) and (b) of the GIII Note Purchase Agreement. The GIII Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
On July 16, 2024, GIII offered to prepay approximately $25,152 aggregate principal amount, including any accrued but unpaid interest, of the GIII Unsecured Notes pursuant to Section 8.9(a) and (b) of the GIII Note Purchase Agreement. The GIII Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on August 16, 2024.
On June 25, 2025, the Company redeemed, in full, $200,000 aggregate principal amount of the outstanding GIII Unsecured Notes, including any accrued interest through the repayment date.

NEWCRED Unsecured Notes

On February 25, 2026, NEWCRED entered into a Master Note Purchase Agreement (the "NEWCRED Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the NEWCRED Note Purchase Agreement, on February 25, 2026, NEWCRED issued to the Purchasers, in a private placement, $85,000 in aggregate principal amount of 6.47% Series 2026A Senior Notes, Tranche A, due March 15, 2029 (the "March 2029 Notes"), and $140,000 in aggregate principal amount of 6.89% Series 2026A Senior Notes, Tranche B, due March 17, 2031 (the "March 2031 Notes").
The March 2029 Notes and the March 2031 Notes bear interest at annual rates of 6.47% and 6.89%, respectively, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2026. These interest rates are subject to an increase in the event that: (i) subject to certain exceptions, the Company ceases to have an investment grade rating or (ii) the Secured Debt Ratio (as defined in the NEWCRED Note Purchase Agreement) exceeds 50%.
The NEWCRED Unsecured Notes are unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated to the NEWCRED Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles.

The NEWCRED Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and as a RIC under Subchapter M of the Code, minimum stockholders’ equity, and restrictions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The NEWCRED Note Purchase Agreement includes additional covenants and terms, including, without limitation, a requirement that the Company not permit the asset coverage ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required for the Company to comply with the 1940 Act.
All fees associated with the origination of the NEWCRED Unsecured Notes are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Unsecured Notes.
The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense (1)	$1,509	$1,859
Amortization of financing costs	$63	$149
Weighted average interest rate	6.7%	3.7%
Effective interest rate	7.0%	4.0%
Average debt outstanding	$225,000	$200,000
(1) For the three months ended March 31, 2026, Interest Expense includes net income (expense) recognized on the fair value hedges.
As of March 31, 2026 and December 31, 2025, the outstanding balance on the NEWCRED Unsecured Notes was $222,834 and $0, respectively, and the Company was in compliance with the applicable covenants of the NEWCRED Note Purchase Agreement on such dates.
    Interest Rate Swaps—In connection with the issuance of the March 2029 Notes, the Company entered into an interest rate swap on February 25, 2026 with Deutsche Bank AG, New York Branch, in which the Company receives a fixed interest rate of 6.47% and pays a floating interest rate of one-month SOFR plus 3.10% on the notional amount of $85,000. In connection with the issuance of the March 2031 Notes, the Company entered into an interest rate swap on February 25, 2026 with U.S. Bank National Association, in which the Company receives a fixed interest rate of 6.89% and pays a floating rate of one-month SOFR plus 3.38% on the notional amount of $140,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk.
The Company recorded and formally documented all hedging relationships, its risk management objective and strategy upon entering into each hedging relationship. The Company has elected the shortcut method under ASC 815 and therefore assumes no ineffectiveness as long as the shortcut method criteria continue to be met. The Company periodically assesses continued qualification under the shortcut method to confirm that all required criteria remain satisfied. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to "Derivative assets at fair value" or "Derivative liabilities at fair value", as applicable.
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as a "Derivative asset at fair value" or "Derivative liability at fair value" in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (depreciation).
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

Three Months Ended
March 31, 2026
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest income (expense) recognized on derivative	$(5)
(Losses) gains recognized on derivative	(2,166)
Gains (losses) recognized on hedged item	2,166
Net income (expense) recognized on fair value hedge	$(5)
The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026
Description	Carrying Value	Cumulative Amount of Basis Adjustment
March 2029 Notes	$85,737	$737
March 2031 Notes	$141,429	$1,429
The Company’s derivative instrument contracts are subject to ISDA Master Agreements which contain certain covenants and other provisions upon the occurrence of specific credit-risk-related events which may allow the counterparties to terminate derivatives contracts if the Company fails to maintain sufficient asset coverage for its derivative contracts or upon certain credit events. As a result, the hedging relationship terminates and is immediately accelerated and deemed payable pursuant to the ISDA Master Agreement.
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net liability position on March 31, 2026 was $2,166 and a net liability position on December 31, 2025 was $0, respectively, for which Deutsche Bank AG, New York Branch had posted collateral of $670 and $0, respectively, and U.S. Bank National Association had posted collateral of $1,250 and $0, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
Unsecured Management Company Revolver
The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated February 5, 2026, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the agreement on February 5, 2026, the maturity date of the Unsecured Management Company Revolver is December 31, 2030.
As of the agreement on February 5, 2026, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of March 31, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three months ended March 31, 2026 and March 31, 2025, amortization of financing costs were $0 and $0, respectively.
GS Credit Facility
On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2029, (b) 45 days prior to the maturity date of the shareholder, or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.

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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Interest expense	$7,928	$6,706
Non-usage fee	$101	$310
Amortization of financing costs	$338	$337
Weighted average interest rate	5.6%	6.7%
Effective interest rate	5.9%	7.3%
Average debt outstanding	$568,701	$402,629
As of March 31, 2026 and December 31, 2025, the outstanding balance on the GS Credit Facility was $533,251 and $576,000, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
NEWCRED Credit Facility
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
As of the amendment and restatement on February 2, 2026, the maximum amount of revolving borrowings available under the NEWCRED Credit Facility was $585,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NEWCRED Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Credit Facility. The NEWCRED Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NEWCRED Credit Facility generally bears interest of 1.90% to 2.00%, depending on the borrowing base, plus benchmark rates. The NEWCRED Credit Facility also charges a 0.375% commitment fee based on the unused facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the three months ended March 31, 2026:

Three Months Ended March 31, 2026
Interest expense	$6,051
Non-usage fee	$123
Amortization of financing costs	$206
Weighted average interest rate	5.7%
Effective interest rate	6.0%
Average debt outstanding	$427,181
As of March 31, 2026, the outstanding balance on the NEWCRED Credit Facility was $299,925,which included €24,486 denominated in EUR, AUD44,669 denominated in AUD, and £609 denominated in GBP that has been translated to

U.S. dollars. As of December 31, 2025, the outstanding balance on the NEWCRED Credit Facility was $499,389,which included €24,486 denominated in EUR, AUD44,669 denominated in AUD, and £609 denominated in GBP that has been translated to U.S. dollars.
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
Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2026, the Company had unfunded commitments on revolving credit facilities of $122,124, no outstanding bridge financing commitments, and other future funding commitments of $209,447, which included €4,452 denominated in EUR that has been translated to U.S. dollars As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $125,118, no outstanding bridge financing commitments and other future funding commitments of $250,064, which included €4,452 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility and NEWCRED Credit Facility as of March 31, 2026 and December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of March 31, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $14,915 and $33,345, respectively, which could require funding in the future.
As of March 31, 2026, the Company had unfunded commitments related to an equity investment in SLP I of $12,000, which may be funded from time to time to satisfy a capital call issued by SLP I.

Note 9. Net Assets
The following table summarizes transactions in Shares for three months ended March 31, 2026.

	Three Months Ended March 31, 2026		Three Months ended March 31, 2025
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	223,751	$5,357	47,177	$1,182
Distributions reinvested	301,527	7,228	170,426	4,270
Share repurchases	(1,600,939)	(37,414)	(49,319)	(1,231)
Early repurchase deduction	—	—	—	24
Net increase (decrease)	(1,075,661)	$(24,829)	168,284	$4,245
The following table reflects the distributions declared on the Shares for the three months ended March 31, 2026.

Date Declared	Record Date	Payment Date	Per Share Amount
January 21, 2026	January 30, 2026	February 27, 2026	$0.19
February 25, 2026	February 27, 2026	March 31, 2026	0.19
March 25, 2026	March 31, 2026	April 30, 2026	0.19
			$0.57
The following table reflects the distributions declared on the Shares for the three months ended March 31, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
			$0.57
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
Share Repurchase Program
Beginning with the fiscal quarter ended March 31, 2025, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter and at the Board’s discretion, up to 5% of the NAV of the Company’s common shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.
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
During the three months ended March 31, 2026 and March 31, 2025, approximately 1,600,939 and 49,319 Shares were repurchased, respectively.
The following table further summarizes the share repurchases completed during the three months ended March 31, 2026:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased
March 4, 2026	1,600,939	3.8%	$23.37	March 31, 2026	$37,414

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
The following table further summarizes the share repurchases completed during the three months ended March 31, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,207

(1)Percentage is based on total shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Earnings per share - basic and diluted
Numerator for basic & diluted earnings per share:	(4,960)	18,429
Denominator for basic & diluted weighted average share:	42,498,366	39,133,013
Basic & diluted earnings per share:	$(0.12)	$0.47

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Per share data(1):
Net assets value at the beginning of the period	$24.06	$25.07
Net investment income	0.57	0.64
Net realized and unrealized gains (losses)	(0.69)	(0.17)
Total net increase	(0.12)	0.47
Placement fees (3)	—	—
Distributions declared to shareholders from net investment income	(0.57)	(0.57)
Early repurchase deduction (3)	—	—
Net assets value at the end of period	$23.37	$24.97
Total return based on net assets (2)	(0.52)%	1.89%
Shares outstanding at end of period	41,111,782	39,193,289
Average weighted shares outstanding for the period	42,498,366	39,133,013
Average net assets for the period	$1,018,402	$980,592
Ratio to average net assets :
Net investment income(4)	9.58%	10.44%
Total expenses, before waivers/reimbursements (4)	9.76%	6.99%
Total expenses, net of waivers/reimbursements (4)	9.85%	6.98%

Average debt outstanding—Unsecured Notes	$225,000	$200,000
Average debt outstanding—GS Credit Facility	568,701	402,629
Average debt outstanding—NEWCRED Credit Facility	427,181	N/A
Asset coverage ratio	190.99%	252.73%
Portfolio turnover	3.74%	3.96%

(1)Per share data is based on weighted average share outstanding for the respective period (except for distributions declared to shareholders, which are based on actual rate per share.
(2)Total return is calculated assuming a purchase at net assets per Share, on the first day of the year, and a sale at net assets per Share, respectively on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per Share, respectively on the last day of the respective quarter. Total return calculation is not annualized.
(3)The per share amount rounds to less than $0.01 per share.
(4)Amounts are annualized except for organizational and offering expenses. For three months ended March 31, 2026 and March 31, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support/recoupment.

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
April Subscriptions and Dividend Declarations
The Company received approximately $3,752 of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective April 1, 2026.
On April 22, 2026, the Board declared a distribution of $0.19 per share which is payable on May 29, 2026 to shareholders of record as of April 30, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of March 31, 2026, the related consolidated statements of operations, changes in net assets, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended from December 31, 2025 (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
May 12, 2026

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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), our wholly-owned direct subsidiary, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), our wholly-owned direct subsidiary, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate the our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of our portfolio companies organized as a limited liability company; we consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of March 31, 2026, our top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.
As of March 31, 2026, our net assets were approximately $961.0 million and our portfolio had a fair value of approximately $1,984.3 million in 124 portfolio companies.

Recent Developments
April Subscriptions and Dividend Declarations
The Company received approximately $3.8 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective April 1, 2026.
On April 22, 2026, the Board declared a distribution of $0.19 per share which is payable on May 29, 2026 to shareholders of record as of April 30, 2026.
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
Basis of Accounting
We consolidate our wholly-owned direct subsidiary NEWCRED SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of March 31, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of March 31, 2026.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis, based on their equity commitments, as transactions are completed. Any decision by SLP I to call on capital commitments requires approval by the board of managers of SLP I. As of March 31, 2026 and December 31, 2025, the Company and SkyKnight IV have committed $80.0 million and $20.0 million, respectively, of equity to SLP I. As of March 31, 2026, the Company and

SkyKnight IV contributed $68.0 million and $17.0 million, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV contributed $48.0 million and $12.0 million, respectively, of equity to SLP I.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%, and after the availability period it will bear SOFR plus 1.62%. As of March 31, 2026, SLP I's revolving credit facility has a maximum borrowing capacity of $300.0 million. As of March 31, 2026, SLP I had total investments with an aggregate fair value of approximately $319.2 million, and debt outstanding under its credit facility of approximately $232.0 million. As of March 31, 2026, none of SLP I's investments were on non-accrual status. Additionally, as of March 31, 2026, SLP I had unfunded commitments in the form of delayed draws of approximately $1.8 million.
Below is a summary of SLP I's portfolio as of March 31, 2026 and December 31, 2025:

Investment Type	March 31, 2026	December 31, 2025
First lien investments (1)	$333,231	$271,700
Weighted average interest rate on first lien investments (2)	7.23%	7.36%
Number of portfolio companies in SLP I	86	75
Largest portfolio company investment (1)	$6,965	$6,983
Total of five largest portfolio company investments (1)	$31,664	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP I's consolidated portfolio as of March 31, 2026 and additional information on certain summarized financial information for SLP I as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized PIK interest from investments of $3.1 million and $2.3 million, respectively, and PIK dividends from investments of $1.5 and $2.3 million, respectively.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of March 31, 2026:

(in millions)	As of March 31, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,828.5	89.0%	$1,810.0	91.2%
Yellow	123.2	6.0%	101.6	5.1%
Orange	103.8	5.0%	72.7	3.7%
Red	—	—%	—	—%
	$2,055.5	100.0%	$1,984.3	100.0%
As of March 31, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 6 portfolio companies that had a Yellow Risk Rating and 4 portfolio companies that had an Orange Risk Rating.
During the first quarter of 2026, the Company placed its first lien term loans and delayed draw term loans in DCA Investment Holding, LLC ("DCA") on non-accrual status. As of March 31, 2026, the Company's positions in DCA had total unearned income of $0.4 million for the three months ended March 31, 2026.
During the first quarter of 2025, the Company placed its investment in preferred shares in ACI Parent, Inc. ("Affordable Care") on non-accrual status. During the first quarter of 2026, the Company placed its first lien term positions in Affordable Care on non-accrual status. As of March 31, 2026, the Company's preferred shares in Affordable Care had total unearned income of $1.0 million for the three months ended March 31, 2026.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,984.3 million in 124 portfolio companies at March 31, 2026 and approximately $2,064 million in 125 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the three months ended March 31, 2026 and March 31, 2025:

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Investments in 27 and 23, respectively, new and existing portfolio companies	$77.0	$128.6
Debt repayments in existing portfolio companies	(69.6)	(60.2)
Sales of securities in 8 and 1 portfolio companies, respectively	(64.2)	(1.7)
Change in unrealized appreciation on 24 and 22 portfolio companies, respectively	5.0	11.0
Change in unrealized depreciation on 102 and 62 portfolio companies, respectively	(30.8)	(9.3)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended March 31, 2026 and March 31, 2025
Revenue

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total interest income	$44.8	$38.4
Dividend income	3.2	2.3
Fee income	0.8	1.3
Total investment income	$48.8	$42.0
Our total investment income increased by approximately $6.8 million, or 16%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. For the three months ended March 31, 2026, total investment income of approximately $48.8 million consisted of approximately $40.6 million in cash interest from investments, approximately $3.1 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $1.1 million, approximately $3.2 million in dividends from investments and approximately $0.8 million in fee income.
The increase in interest income of approximately $6.4 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to the higher invested balances as a result of originations by the Company since March 31, 2025. Dividend income increased by $0.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the launch of NEWCRED SLP in the third quarter of 2025. Fee income during the three months ended March 31, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 4 portfolio companies and commitment fees.

Operating Expenses

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Management fee	$3.1	$3.0
Less: management fee waiver	—	—
Net management fee	$3.1	$3.0
Interest and other financing expenses	16.4	9.4
Incentive fee	3.5	3.0
Administrative expenses	0.9	0.7
Professional fees	0.6	0.6
Organizational and offering expenses	0.1	0.2
Other general and administrative expenses	—	0.1
Net expenses before expense support and income taxes	24.6	17.0
Plus: recoupment of expense support	0.2	—
Less: expense support	—	(0.2)
Net expenses before income taxes	24.8	16.8
Income tax expense (benefit)	—	0.1
Net expenses after income taxes	$24.8	$16.9
Our total net operating expenses increased by approximately $7.6 million for the three months ended March 31, 2026 as compared to the same period in the prior year. Our incentive fee increased by approximately $0.5 million for the three months ended March 31, 2026 as compared to the same period in the prior year. Our net management fee remained relatively flat when comparing for the three months ended March 31, 2026 to the same period in the prior year.
Interest and other financing expenses increased by approximately $7.0 million during the three months ended March 31, 2026 as compared to the same period in the prior year, primarily due to the higher average debt outstanding during the period due to origination activity, offset by lower spreads and SOFR rates on the GS Credit Facility.
Our total professional fees, administrative expenses, and other general and administrative expenses remained relatively flat during the three months ended March 31, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net realized gains (losses) on investments	$(2.3)	$(8.4)
Net change in appreciation (depreciation) of investments	(25.9)	1.7
Net change in unrealized (depreciation) appreciation of foreign currency	(0.8)	—
Benefit (provision) for taxes	—	—
Net realized and unrealized (losses) gains	$(29.0)	$(6.7)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $29 million for the three months ended March 31, 2026 as compared to net realized losses and unrealized appreciation resulting in a net loss of approximately $6.7 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended March 31, 2026 was primarily driven by unrealized depreciation in ACI Parent Inc., Help/Systems Holdings, Inc., and GS Acquisitionco, Inc. during the period. The net loss for the three months ended March 31, 2025 was primarily driven by realized losses in KWOR Acquisition, Inc. and unrealized depreciation in Notorious Topco, LLC, CC Blue Bidco, Inc., and Idera, Inc. during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of March 31, 2026, our asset coverage ratio was 191.0%.
The following table summarizes transactions in Shares for the three months ended March 31, 2026 and March 31, 2025:

	Three months ended March 31, 2026		Three Months ended March 31, 2025
Common Shares of Beneficial Interest	Shares	Amount (in thousands)	Shares	Amount (in thousands)
Subscriptions	223,751	$5,357	47,177	$1,182
Distributions reinvested	301,527	7,228	170,426	4,270
Share repurchases	(1,600,939)	(37,414)	(49,319)	(1,231)
Early repurchase deduction	—	—	—	24
Net increase (decrease)	(1,075,661)	$(24,829)	168,284	$4,245
As of March 31, 2026 our borrowings consisted of the GS Credit Facility, the NEWCRED Credit Facility, the March 2029 Notes, and the March 2031 Notes. As of December 31, 2025, our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $54.9 million and $41.7 million, respectively. Our cash provided by (used in) operating activities for the three months ended March 31, 2026 and March 31, 2025 was approximately $62.1 million and $(53.1) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2026 we had outstanding commitments to third parties to fund investments totaling $331.6 million, under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments. As December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $375.2 million (which included $ 5.1 million denominated in EUR that has been translated to U.S. dollars) under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $14.9 million and $33.3 million, respectively, which could require funding in the future. As of March 31, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.

As of March 31, 2026, the Company had unfunded commitments related to an equity investment in SLP I of $12,000, which may be funded from time to time to satisfy a capital call issued by SLP I.

Contractual Obligations
A summary of our significant contractual payment obligations as of March 31, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$533.3	$—	$—	$533.3	$—
NEWCRED Credit Facility (2)	299.9	—	—	299.9	—
Unsecured Notes (3)	225.0	—	85.0	140.0	—
Total Contractual Obligations	$1,058.2	$—	$85.0	$973.2	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($533.3 million as of March 31, 2026) must be repaid on or before (a) December 17, 2030, or (b) 45 days prior to the expiration of our Term. As of March 31, 2026, there was approximately $116.7 million capacity remaining under the GS Credit Facility. See Item 8.—Financial Statements and Supplementary Data—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($299.9 million as of March 31, 2026) must be repaid on or before May 10, 2030. As of March 31, 2026, there was approximately $285.1 million in capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the NEWCRED Credit Facility.
(3)Under the terms of the Unsecured Notes, the March 2029 Notes ($85.0 million as of March 31, 2026) must be repaid on or before March 15, 2029, and the March 2031 Notes ($140.0 million as of March 31, 2026) must be repaid on or before March 17, 2031. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Notes.
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
Distributions and Dividends
Distributions declared to shareholders for the three months ended March 31, 2026 and March 31, 2025 were approximately $24 million and $22 million, respectively.
Tax characteristics of all distributions paid are reported to shareholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2025, total distributions declared for NEWCRED were $94.3 million, of which the distributions were both comprised of approximately 98.65% of ordinary income, 1.35% of long-term capital gains and 0.00% of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three months ended March 31, 2026, approximately $0.4 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of March 31, 2026, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in January, March, and April 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. The Federal Reserve has indicated it will consider additional rate reductions in the near term; however, future reductions to benchmark rates are not certain. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR, BBSY, or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the three months ended March 31, 2026, certain of the loans held in our portfolio had floating Prime, SOFR, SONIA, EURIBOR, or BBSY interest rates. As of March 31, 2026, 95.89% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments with a SOFR floor and approximately 4.11% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA, EURIBOR or BBSY rates.

The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on March 31, 2026. Interest expense is calculated based on the terms of the NEWCRED Credit Facility, the GS Credit Facility, and the Unsecured Notes. For our borrowings, we use the outstanding balance as of March 31, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of March 31, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-200 Basis Points	(16.04)%
-150 Basis Points	(12.03)%
-100 Basis Points	(8.02)%
-50 Basis Points	(4.01)%
+50 Basis Points	4.01%
+100 Basis Points	8.02%
+150 Basis Points	12.03%
+200 Basis Points	16.04%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of March 31, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refers to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of March 31, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.

Hedging using derivatives may impact investment performance.

We may use over-the-counter (OTC) and cleared derivatives to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

Hedging transactions may limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.

While we may enter into derivatives transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

Valuing OTC derivatives may be less certain than actively traded financial instruments.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Our rights under an OTC derivative may be restricted by regulations.

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to any of our counterparties that located in those jurisdictions. It is possible that these new requirements, as well as potential additional resulted government regulation, could adversely affect our ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to us with collateral received under such contracts.

The use of OTC derivatives may expose us to early termination risk, which could result in significant losses.

OTC derivatives do not have uniform terms. An OTC derivatives counterparty may have the right to close out our position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to us, or if we defaults on certain terms of the OTC swaps agreement, or if there is a material decline in our NAV on a particular day) and request immediate payment of amounts owed by us under the agreement. If the level of our NAV has a dramatic intraday move, the terms of our OTC derivatives document may permit the counterparty to early close out a transaction with us at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. An OTC derivatives counterparty may also have the right to close out our position for no reason, in some cases with same day notice.
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

During the three months ended March 31, 2026, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased (1)	Number of Shares Repurchased
February 2, 2026	March 4, 2026	$23.37	$37,414	1,600,939
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
10.1
Third Amended and Restated Credit Agreement by and among New Mountain Private Credit Fund SPV I, L.L.C., as borrower, various lenders, Goldman Sachs Bank USA, Syndication Agent and Calculation Agent, GS ASL LLC, as Administrative Agent, Western Alliance Trust Company, N.A. as Collateral Agent, Collateral Custodian and Collateral Administrator*

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
(6)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(7)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2026.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ KRIS CORBETT
Kris Corbett Chief Financial Officer (Principal Financial and Accounting Officer), and Treasurer