Form 10-Q
period 2026-06-30
New Mountain Private Credit Fund
filed 2026-08-11
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2026

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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interest ("Shares") outstanding as of August 11, 2026 was 41,459,095. As of June 30, 2026, there was no established public market for the registrant's Shares.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments at fair value (cost of $1,779,787 and $2,029,691, respectively)	$1,730,430	$1,984,358
Non-controlled/affiliated investments at fair value (cost of $32,819 and $31,836, respectively)	29,135	31,836
Controlled investments at fair value (cost of $68,000 and $48,000, respectively)	68,000	48,000
Total investments at fair value (cost of $1,880,606 and $2,109,527, respectively)	1,827,565	2,064,194
Cash and cash equivalents	40,974	41,662
Receivable from unsettled securities sold	9,247	4,259
Interest and dividend receivable	16,390	14,017
Other assets	5,997	984
Total assets	$1,900,173	$2,125,116
Liabilities
Borrowings
GS Credit Facility	$424,000	$576,000
NEWCRED Credit Facility	266,686	499,389
Unsecured Notes	220,309	—
Deferred financing costs (net of accumulated amortization of $6,772 and $5,434, respectively)	(11,812)	(10,250)
Net borrowings	899,183	1,065,139
Payable for unsettled securities purchased	11,826	832
Distribution payable	7,921	8,442
Interest payable	7,862	8,395
Derivative liability at fair value	4,691	—
Incentive fee payable	3,409	3,541
Payable for share repurchases	3,482	16,268
Management fee payable	2,969	3,268
Payable to affiliates	193	1,259
Subscriptions received in advance	200	1,447
Other liabilities	2,406	1,528
Total liabilities	944,142	1,110,119
Commitments and contingencies (See Note 8)
Net assets
Common shares, $0.001 par value (41,342,086 and 42,187,443) shares issued and outstanding, respectively	41	42
Additional paid in capital	1,054,730	1,074,151
Accumulated overdistributed earnings	(98,740)	(59,196)
Total net assets	$956,031	$1,014,997
Total liabilities and net assets	$1,900,173	$2,125,116
Net assets per share	$23.12	$24.06
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments :
Interest income (excluding Payment-in-kind ("PIK") interest income)	$40,116	$36,896	$81,800	$73,012
PIK interest income	2,460	2,435	5,089	4,687
Dividend income	1,505	2,172	2,985	4,511
Fee income	958	677	1,730	1,985
From non-controlled/affiliated investments:
PIK interest income	472	—	922	—
Fee income	37	—	112	—
From controlled investments
Dividend income	2,188	—	3,918	—
Total investment income	47,736	42,180	96,556	84,195
Expenses
Interest and other financing expenses	15,919	9,582	32,276	18,977
Incentive fee	3,410	3,482	6,889	6,500
Management fee	3,009	3,145	6,150	6,162
Administrative expenses	828	905	1,705	1,558
Professional fees	547	555	1,153	1,157
Organizational and offering expenses	93	167	152	381
Other general and administrative expenses	202	85	248	147
Total expenses	24,008	17,921	48,573	34,882
Less: management fees waived (See Note 5)	(40)	(19)	(40)	(40)
Add: recoupment of expense support (See Note 5)	210	210	420	210
Less: expense support (See Note 5)	64	(152)	64	(333)
Net expenses	24,242	17,960	49,017	34,719
Net investment income before income taxes	23,494	24,220	47,539	49,476
Income tax expense	—	4	—	84
Net investment income	23,494	24,216	47,539	49,392
Net realized gains (losses) on investments	(28,655)	(553)	(31,004)	(8,970)
Net change in unrealized appreciation (depreciation) of investments	17,653	(17,408)	(8,233)	(15,739)
Net change in unrealized (depreciation) appreciation of foreign currency	788	—	18	—
Benefit (provision) for taxes	—	(1)	—	—
Net realized and unrealized gains (losses)	(10,214)	(17,962)	(39,219)	(24,709)
Net increase in net assets from operations	$13,280	$6,254	$8,320	$24,683
Earnings per share - basic and diluted	$0.32	$0.15	$0.20	$0.61
Weighted average common shares outstanding - basic & diluted (See Note 10)	41,385,059	41,257,397	41,938,637	40,201,073

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,494	$24,216	$47,539	$49,392
Net realized losses on investments and foreign currency	(28,655)	(553)	(31,004)	(8,970)
Net change in unrealized appreciation (depreciation) of investments and foreign currency	18,441	(17,408)	(8,215)	(15,739)
(Provision) benefit for taxes	—	(1)	—	—
Net increase (decrease) in net assets resulting from operations	13,280	6,254	8,320	24,683
Capital transactions
Subscriptions and contributions	1,615	49,265	6,972	50,447
Reinvestment of distributions	7,407	6,584	14,635	10,854
Repurchased shares, net of early repurchase deduction	(3,614)	(364)	(41,028)	(1,571)
Placement fees	(40)	(19)	(40)	(40)
Distributions declared to shareholders from net investment income	(23,593)	(23,517)	(47,825)	(45,823)
Total net increase (decrease) in net assets resulting from capital transactions	(18,225)	31,949	(67,286)	13,867
Net increase (decrease) in net assets	(4,945)	38,203	(58,966)	38,550
Net assets at the beginning of the period	960,976	978,527	1,014,997	978,180
Net assets at the end of the period	$956,031	$1,016,730	$956,031	$1,016,730

Capital share activity
Shares issued	386,642	2,237,782	911,920	2,455,384

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$8,320	$24,683
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	31,004	8,970
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	(18)	—
Net change in unrealized (appreciation) depreciation of investments	8,233	15,739
Amortization of purchase discount	(3,301)	(1,946)
Amortization of deferred financing costs	1,338	1,114
Non-cash investment income	(8,098)	(7,835)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(178,017)	(209,884)
Proceeds from sales and paydowns of investments	388,771	192,435
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	41	81
Cash paid on drawn revolvers	(11,228)	(11,050)
Cash repayments on drawn revolvers	9,533	6,146
Receivable from unsettled securities sold	(4,988)	(4,515)
Interest and dividend receivable	(2,373)	(3,318)
Receivable from affiliate	—	7
Other assets	(4,993)	(16,280)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	10,994	(1,098)
Incentive fee payable	(132)	2,986
Management fee payable	(299)	2,634
Interest payable	(533)	2,632
Payable to affiliates	(3,069)	337
Other liabilities	865	495
Net cash flows provided by (used in) operating activities	242,050	2,333
Cash flows from financing activities
Distributions paid	(33,710)	(27,065)
Subscriptions received in advance	(1,247)	12,482
Repurchased shares, net of early repurchase deduction	(51,812)	(1,170)
Return of capital distributions	—	—
Net proceeds from issuance of shares	6,972	50,447
Proceeds from Unsecured Notes	225,000	—
Repayment of Unsecured Notes	—	(200,000)
Repayment of NEWCRED Credit Facility	(233,000)	—
Proceeds from NEWCRED Credit Facility	—	81,000
Proceeds from GS Credit Facility	66,500	276,000
Repayment of GS Credit Facility	(218,500)	(194,707)
Placement fees paid	(41)	(40)
Deferred offering costs paid	(20)	—
Deferred financing costs paid	(2,887)	(3,771)
Net cash flows (used in) provided by financing activities	(242,745)	(6,824)
Net increase (decrease) in cash and cash equivalents	(695)	(4,491)
Effect of foreign exchange rate changes on cash and cash equivalents	7	—
Cash and cash equivalents at the beginning of the period	41,662	66,683
Cash and cash equivalents at the end of the period	$40,974	$62,192

Supplemental disclosure of cash flow information
Cash interest paid	$30,769	$14,815
Income taxes (refunded)/paid	(14)	167
Non-cash operating activities:
Non-cash activity on investments	$22,584	$36,840
Non-cash financing activities:
Distributions declared and payable	$7,921	$7,904
Reinvestment of distributions	14,635	10,854
Share repurchases accrued but not yet paid	3,482	353
Accrued but unpaid early repurchase penalty	132	11
Accrued but unpaid deferred credit facility costs	13	207

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	8.99%	12/2021	12/2027		$19,664	$19,613	$19,663
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	8.99%	12/2021	12/2027		19,470	19,413	19,470
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031		16,032	15,945	15,840
										54,971	54,973	5.75%
CCBlue Bidco, Inc.
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.34%	12/2021	12/2028		50,033	49,871	41,592
	First Lien(4)	SOFR(Q)*	+	2.50% +2.75%/PIK	9.09%	12/2021	12/2028		2,600	2,598	2,162
										52,469	43,754	4.58%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.98%	02/2020	05/2028		43,293	43,238	40,630
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.98%	02/2020	05/2028		2,361	2,358	2,216
										45,596	42,846	4.49%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	06/2022	06/2029		40,573	40,373	39,786	4.16%
Meta Buyer LLC
Healthcare	First Lien(4)(17)(18)	BBSY(Q)	+	5.25%	9.62%	12/2025	12/2031	AUD	44,894	29,555	30,911
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031		6,475	6,445	6,443
	First Lien(4)	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031		890	883	885
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.93%	12/2025	12/2031		383	381	381
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.97%	12/2025	12/2031		269	265	268
										37,529	38,888	4.07%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.66%	09/2021	09/2028		38,063	37,916	38,063	3.98%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	05/2022	05/2029		38,044	37,861	37,758	3.96%
OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.14%	12/2025	12/2032		35,335	35,335	34,851	3.65%
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	10/2025	11/2032		34,446	34,359	34,359	3.59%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.88%	12/2021	12/2029		14,296	14,236	14,296
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.88%	12/2021	12/2029		4,800	4,780	4,800
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.88%	12/2021	12/2029		4,769	4,748	4,769
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.83%	12/2025	12/2029		4,714	4,673	4,714
	First Lien(4)	SOFR(Q)	+	5.00%	8.88%	03/2025	12/2029		4,615	4,580	4,615
										33,017	33,194	3.47%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	12/2025	12/2032		32,826	32,755	32,743	3.42%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.33%	10/2021	10/2028	$29,425	$29,317	$29,425
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	1,610	1,604	1,610
	First Lien(4)	SOFR(Q)	+	5.50%	9.33%	06/2022	10/2028	990	989	990
	First Lien(4)	SOFR(Q)	+	5.50%	9.33%	10/2021	10/2028	344	344	344
	First Lien(4)	SOFR(Q)	+	5.50%	9.33%	10/2021	10/2028	80	76	80
									32,330	32,449	3.39%
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.73%	11/2021	11/2029	28,383	28,287	28,383
	First Lien(4)	SOFR(Q)	+	5.00%	8.73%	03/2022	11/2028	3,890	3,876	3,890
									32,163	32,273	3.38%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	08/2022	08/2028	28,496	28,406	26,684
	First Lien(4)	SOFR(Q)	+	6.25%	9.92%	10/2022	08/2028	4,508	4,491	4,276
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.41%	08/2022	08/2028	732	723	685
									33,620	31,645	3.31%
Vehlo Purchaser, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	8.89%	12/2025	05/2028	27,833	27,749	27,729
	First Lien(4)	SOFR(M)	+	5.25%	8.89%	06/2025	05/2028	3,814	3,793	3,799
									31,542	31,528	3.30%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.49%	08/2019	09/2026	26,360	26,354	23,065
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.49%	09/2021	09/2026	6,250	6,249	5,469
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.49%	08/2019	09/2026	2,355	2,355	2,061
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.49%	02/2022	09/2026	404	404	354
									35,362	30,949	3.24%
Pike Corporation
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.25%	7.89%	12/2025	12/2032	30,095	30,024	30,020	3.14%
Infogain Corporation
Business Services	Subordinated(4)	SOFR(M)	+	7.50%	11.24%	07/2022	07/2029	19,424	19,295	19,424
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.49%	07/2021	07/2028	8,827	8,803	8,827
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.49%	07/2022	07/2028	1,524	1,518	1,524
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.75%	9.49%	07/2021	07/2028	113	124	113
									29,740	29,888	3.13%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.94%	08/2021	10/2028	20,999	20,974	20,999
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,977	4,951	4,977
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.94%	01/2022	10/2028	2,152	2,144	2,152
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.94%	01/2022	10/2028	1,443	1,438	1,443
									29,507	29,571	3.09%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.58%	08/2021	08/2028	$27,650	$27,546	$24,570
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.58%	08/2021	08/2028	2,911	2,907	2,586
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.58%	08/2021	08/2027	2,292	2,287	2,036
									32,740	29,192	3.05%
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	28,975	28,975	28,879	3.02%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.14%	09/2025	09/2032	28,005	27,941	26,890
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	9.04%	09/2025	09/2032	1,265	1,256	1,214
									29,197	28,104	2.94%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.91%	01/2025	01/2031	27,167	26,947	26,515	2.77%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.39%	09/2021	12/2032	26,144	26,092	25,980
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	09/2021	12/2032	146	141	145
									26,233	26,125	2.73%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	24,315	24,259	24,055	2.52%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.43%	08/2021	08/2029	19,706	19,666	19,706
	First Lien	SOFR(Q)	+	4.25%	8.18%	05/2025	08/2028	3,266	3,061	3,037
									22,727	22,743	2.38%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.06%	02/2022	08/2029	18,413	18,343	18,231
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.06%	02/2022	08/2029	2,306	2,306	2,283
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	1,926	1,915	1,907
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.06%	08/2025	08/2029	26	26	26
									22,590	22,447	2.35%
PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.16%	12/2021	10/2032	13,925	13,880	13,752
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	12/2021	10/2032	5,427	5,415	5,360
	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	2,894	2,888	2,858
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.23%	10/2025	10/2032	177	177	175
									22,360	22,145	2.32%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.23%	12/2025	01/2030	22,119	21,984	22,119	2.31%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2025	10/2030	8,255	8,237	8,255
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	6,867	6,852	6,867
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	10/2030	6,619	6,605	6,619
									21,694	21,741	2.27%
Auctane, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	06/2026	06/2033	20,300	20,149	20,148	2.11%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.45%	09/2025	07/2028	$9,161	$9,144	$9,161
	First Lien(4)	SOFR(Q)	+	6.50%	10.42%	09/2025	07/2028	8,183	8,168	8,183
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.41%	06/2026	07/2028	1,029	1,024	1,029
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.42%	09/2025	07/2028	107	107	107
									18,443	18,480	1.93%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.03%	10/2025	06/2029	8,421	8,386	8,421
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.01%	06/2021	06/2029	7,374	7,343	7,374
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	8.01%	06/2021	06/2029	2,473	2,463	2,473
									18,192	18,268	1.91%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	9.91%	03/2021	03/2028	11,101	11,051	10,928
	First Lien(4)	SOFR(Q)	+	6.24%	10.06%	04/2025	03/2028	4,706	4,691	4,632
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	9.90%	03/2021	03/2028	2,302	2,299	2,266
									18,041	17,826	1.86%
Capstone Borrower, Inc.
Business Services	First Lien	FIXED(S)	+	8.00%	8.00%	04/2026	06/2030	18,368	17,488	17,477	1.83%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.39%	03/2026	08/2028	20,580	14,995	17,455	1.83%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2025	02/2033	13,943	13,823	13,943
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	8.73%	02/2026	02/2033	2,326	2,321	2,326
									16,144	16,269	1.70%
RLG Holdings, LLC
Packaging	First Lien(4)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	24,284	16,245	13,978
	Second Lien(4)	SOFR(Q)	+	7.50%	11.43%	01/2026	07/2029	5,344	765	1,489
	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	10/2025	07/2028	1,137	716	654
									17,726	16,121	1.69%
KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	02/2030	8,055	8,055	8,055
	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	9.92%	02/2025	02/2030	7,576	7,576	7,576
									15,631	15,631	1.63%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.14%	05/2022	10/2029	14,923	14,886	14,923
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.14%	05/2022	10/2029	72	84	72
									14,970	14,995	1.57%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.14%	11/2025	07/2031	$4,645	$4,624	$4,645
	First Lien(4)	SOFR(M)	+	4.50%	8.19%	11/2025	07/2031	3,133	3,126	3,133
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	11/2025	07/2031	2,702	2,702	2,702
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.19%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.17%	11/2025	07/2031	1,326	1,320	1,326
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.17%	11/2025	07/2031	1,082	1,081	1,082
									14,787	14,822	1.55%
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	12/2025	06/2031	8,646	8,626	8,646
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	12/2025	06/2031	4,347	4,347	4,347
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	12/2025	06/2031	1,606	1,599	1,606
									14,572	14,599	1.53%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.48%	06/2025	08/2031	14,590	14,520	14,590	1.53%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.37%	12/2025	12/2031	14,335	14,302	14,299	1.50%
Victors Purchaser, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	12/2025	12/2032	14,017	14,001	14,000
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	12/2025	12/2032	204	199	203
									14,200	14,203	1.49%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.25%	7.89%	05/2025	06/2031	12,002	11,940	11,808
	First Lien(4)	SOFR(M)	+	4.25%	7.90%	05/2025	06/2031	2,233	2,212	2,197
									14,152	14,005	1.46%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.14%	10/2025	11/2030	8,217	8,217	7,946
	First Lien(4)	SOFR(M)	+	4.50%	8.14%	10/2025	11/2030	6,121	6,094	5,919
									14,311	13,865	1.45%
Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.74%	11/2025	05/2029	20,857	20,857	12,877	1.35%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	11/2025	09/2031	9,712	9,664	9,615
	First Lien(4)	SOFR(Q)	+	4.50%	8.17%	11/2025	09/2031	2,771	2,745	2,743
									12,409	12,358	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	01/2020	02/2028	$7,901	$7,893	$7,767
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.48%	03/2021	02/2028	3,502	3,500	3,443
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.48%	10/2025	02/2028	855	854	841
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.48%	10/2025	02/2028	52	52	51
									12,299	12,102	1.27%
Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	11,613	11,560	11,555
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.96%	12/2025	12/2031	387	386	385
									11,946	11,940	1.25%
Jawbreaker Topco, L.P. (15)
Jawbreaker Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	01/2026	01/2033	11,606	11,569	11,548	1.21%
PROS Parent, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.40%	12/2025	12/2032	11,305	11,292	11,291	1.18%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.84%	06/2022	06/2028	11,030	11,024	11,030	1.15%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	5.75%	9.48%	05/2025	05/2030	10,986	10,919	10,986	1.15%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.66%	01/2025	02/2032	8,075	8,059	8,075
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	02/2032	2,731	2,726	2,731
									10,785	10,806	1.13%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	10,310	10,264	10,310	1.08%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	04/2025	04/2032	9,885	9,856	9,848
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.17%	04/2025	04/2032	148	152	147
									10,008	9,995	1.05%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	7,290	7,274	7,121
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.46%	10/2025	03/2032	1,791	1,783	1,749
	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	03/2025	03/2032	794	792	776
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.49%	03/2025	03/2032	159	158	156
									10,007	9,802	1.03%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	9,753	9,712	9,544
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.23%	01/2025	01/2032	205	205	201
									9,917	9,745	1.01%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	$7,802	$7,789	$7,369
	First Lien(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	2,171	2,170	2,051
	First Lien(2)(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	285	285	269
									10,244	9,689	1.01%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.39%	07/2025	07/2030	9,704	9,643	9,631	1.01%
Ambrosia Holdco Corp(10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	4.00%	7.64%	01/2024	07/2029	5,861	5,861	3,787
	First Lien(4)	SOFR(M)	+	4.00%	7.64%	09/2025	07/2029	4,884	2,299	3,123
	First Lien(4)	SOFR(M)	+	4.00%	7.64%	01/2026	07/2029	3,072	1,473	1,985
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	212	212	212
	Subordinated(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	12/2023	12/2031	46	3	46
									9,848	9,153	0.96%
Dayforce Bidco, LLC
Software	First Lien(2)(3)	SOFR(Q)	+	3.00%	6.66%	04/2026	02/2033	10,000	9,496	9,147	0.96%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.23%	02/2025	03/2032	9,245	9,205	9,092	0.95%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.26%	10/2021	10/2028	8,285	8,252	7,589
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	949	946	870
									9,198	8,459	0.88%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.63%	02/2022	12/2028	7,685	7,667	7,506
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.63%	06/2023	12/2028	889	882	869
									8,549	8,375	0.88%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.66%	04/2025	06/2028	8,105	8,096	8,138	0.85%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)*	+	5.50% +0.50%/PIK	9.74%	12/2021	11/2029	8,187	8,158	7,648
	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.74%	10/2025	11/2029	337	334	326
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.25%	12/2021	11/2029	85	88	80
									8,580	8,054	0.84%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(Q)	+	5.25%	9.01%	01/2025	04/2029	9,847	9,772	7,823	0.82%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	10/2025	09/2032	7,818	7,782	7,779	0.81%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	10/2025	10/2032	$7,738	$7,729	$7,614	0.80%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.24%	12/2021	12/2028	6,762	6,748	6,740
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.24%	12/2021	12/2028	684	683	682
									7,431	7,422	0.78%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.48%	07/2025	07/2032	7,725	7,594	7,314	0.77%
DCA TopCo LP (16)
DCA Buyer LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	4.25% +2.25%/PIK	10.16%	06/2026	04/2031	6,286	6,286	6,286
	First Lien(4)	SOFR(Q)*	+	4.25% +2.25%/PIK	10.16%	06/2026	04/2031	828	828	828
									7,114	7,114	0.74%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.16%	12/2025	12/2032	7,101	7,068	7,066	0.74%
Oceankey (U.S.) II Corp.
Software	First Lien(2)(3)	SOFR(Q)	+	3.50%	6.66%	04/2026	12/2028	7,212	6,901	6,930	0.72%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	5,750	5,724	5,721
	First Lien(4)(17)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	£604	799	797
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.66%	10/2025	10/2032	108	108	107
									6,631	6,625	0.69%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(Q)	+	6.75%	10.68%	05/2021	05/2029	6,000	5,982	6,000
	First Lien	SOFR(Q)	+	4.00%	7.93%	05/2025	05/2028	481	384	481
									6,366	6,481	0.68%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	8.90%	08/2025	08/2031	6,223	6,196	6,192
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.88%	08/2025	08/2031	225	224	224
									6,420	6,416	0.67%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	5,799	5,773	5,799
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	7.89%	05/2025	05/2032	538	536	538
									6,309	6,337	0.66%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

New ACI Holdings LLC (8)
ACI Intermediate II LLC
New ACI Buyer LLC
Healthcare	First Lien	SOFR(Q)*	+	3.13% +3.13%/PIK	9.99%	06/2026	06/2031	$2,557	$2,557	$2,557
	Subordinated	FIXED(Q)*	+	10.00%/PIK	10.00%	06/2026	06/2032	2,273	2,273	2,273
	First Lien(2)	SOFR(Q)	+	5.50%	9.20%	06/2026	06/2031	895	895	895
									5,725	5,725	0.60%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	07/2025	07/2032	5,725	5,699	5,696	0.60%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	5,522	5,498	5,412
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	07/2032	12	12	12
									5,510	5,424	0.56%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.39%	08/2025	02/2032	5,000	4,955	4,874	0.51%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.64%	08/2025	08/2032	3,676	3,661	3,657
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.53%	08/2025	08/2032	531	528	529
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	08/2025	08/2032	338	335	336
									4,524	4,522	0.47%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.91%	09/2025	09/2029	3,879	3,875	3,862	0.40%
Planview Parent, Inc.
Software	First Lien	SOFR(Q)	+	3.50%	7.23%	02/2026	12/2027	2,521	2,087	2,180
	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.48%	12/2024	12/2028	2,278	2,270	1,681
									4,357	3,861	0.40%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.89%	11/2025	04/2030	2,740	2,734	2,733
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.89%	11/2025	04/2030	734	731	733
									3,465	3,466	0.36%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,414	3,392	3,414	0.36%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	12/2021	02/2028	3,036	3,034	3,036
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	93	93	93
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	07/2025	02/2028	69	69	69
									3,196	3,198	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	9.74%	08/2021	10/2029	$4,006	$4,001	$2,759	0.29%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.43%	04/2025	12/2030	2,188	2,178	2,188
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	04/2025	12/2030	200	198	200
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.41%	04/2025	12/2030	15	14	15
									2,390	2,403	0.25%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.49%	05/2021	05/2028	2,285	2,278	2,285	0.24%
EAB Global, Inc.
Education	First Lien	SOFR(M)	+	3.00%	6.64%	06/2026	08/2030	1,900	1,623	1,717	0.18%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	1,335	1,329	1,335
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	8.90%	06/2025	12/2031	32	32	32
									1,361	1,367	0.14%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.89%	02/2025	11/2030	1,364	1,359	1,364	0.14%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	10.56%	03/2021	03/2029	2,198	2,194	1,347	0.14%
RealPage, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	3.75%	7.45%	03/2026	04/2028	1,314	1,239	1,239	0.13%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	8.74%	07/2025	11/2031	811	804	811
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.68%	07/2025	11/2031	359	357	359
									1,161	1,170	0.12%
Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.49%	11/2025	12/2028	748	745	748	0.07%
Galway Borrower LLC
Business Services	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.24%	09/2021	09/2028	280	277	279	0.03%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.14%	12/2021	12/2028	275	274	275	0.03%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.66%	03/2025	02/2031	249	249	238	0.02%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.14%	08/2021	10/2030	210	209	210	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—	+	—	—	06/2024	06/2029	75	75	75	0.01%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.16%	01/2025	08/2029	51	51	51	0.01%
Total Funded Debt Investments - United States									$1,636,254	$1,597,674	167.12%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(17)(18)	Euribor(Q)	+	5.00%	7.29%	12/2025	12/2032	€24,486	$28,646	$27,795	2.91%
Total Funded Debt Investments - France									$28,646	$27,795	2.91%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien(4)	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,504	$9,329	$9,053	0.95%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.41%	05/2025	06/2032	3,140	3,043	3,082	0.32%
Total Funded Debt Investments - United Kingdom									$12,372	$12,135	1.27%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,358	$10,358	$10,358
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.24%	06/2025	07/2031	397	397	397
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.19%	06/2025	07/2031	173	173	173
									10,928	10,928	1.14%
Total Funded Debt Investments - Jersey									$10,928	$10,928	1.14%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.16%	06/2025	12/2029	$3,067	$3,061	$3,006	0.31%
Total Funded Debt Investments - Australia									$3,061	$3,006	0.31%
Total Funded Debt Investments									1,691,261	1,651,538	172.75%
Equity - United States
Dealer Tire Holdings, LLC(13)
Distribution & Logistics	Preferred Shares(4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	48,472	$43,761	$45,030	4.71%
New ACI Holdings LLC (8)
Healthcare	Class A Common Units	—		—	—	06/2026	—	11	5,431	5,431
	Class B Common Units	—		—	—	06/2026	—	1	630	630
									6,061	6,061	0.63%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DCA TopCo LP (16)
Healthcare	Class A Common Units(4)	—		—	—	06/2026	—	$53	$533	$533
	Class A Common Units(2)(4)	—		—	—	06/2026	—	405	4,048	4,048
									4,581	4,581	0.48%
Diligent Preferred Issuer, Inc.(14)
Software	Preferred Shares(4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	8,329	8,266	7,580	0.79%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred Shares(4)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	8,540	8,499	5,559	0.58%
KWOR Intermediate I, LLC (12)
Business Services	Preferred Shares(4)	SOFR(Q)*	+	8.00%/PIK	11.67%	02/2025	—	5,413	5,413	4,203
	Class A-1 common Stock (4)	—		—	—	02/2025	—	4	4,493	—
									9,906	4,203	0.44%
IMA Financial Group, Inc.
Business Services	Ordinary Shares(4)	—		—	—	05/2026	—	17	3,589	3,589	0.38%
Firebird Co-Invest L.P. (7)
Business Services	LP interest(4)	—		—	—	01/2025	—	1,642	1,642	2,057	0.22%
Jawbreaker Topco, L.P.(15)
Software	Class A-1 common units (4)	—		—	—	01/2026	—	166	1,663	1,663	0.17%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	56	596	155
	Class A-1 common units (4)	—		—	—	01/2024	—	19	204	53
									800	208	0.02%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—
Total Shares - United States									$88,768	$80,531	8.42%
Total Shares									$88,768	$80,531	8.42%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$135
Total Warrants - United States									$90	$135	0.01%
Total Funded Investments									$1,780,119	$1,732,204	181.19%
Unfunded Debt Investments - United States
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—		—	—	06/2026	12/2027	$1,548	$(8)	$—
	First Lien(4)(5) - Undrawn	—		—	—	09/2025	07/2028	664	—	—
									(8)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	$4,009	$(13)	$—	—%
KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,740	(13)	—	—%
Ambrosia Holdco Corp(10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	1,882	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	—
								(3)	—	—%
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(6)	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2028	313	(1)	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	26	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(6)	—	—%
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	01/2028	18,511	—	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	2,119	(13)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	10/2029	$1,719	$(17)	$—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,318	—	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	2,232	(13)	—	—%
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	16,456	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(9)	—	—%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	—
								(3)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	62	—	—	—%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(8)	—	—%
MAI Capital Management Intermediate LLC
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	8,511	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,382	(10)	—
								(10)	—	—%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—	—%
								(4)	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(10)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vessco Midco Holdings, LLC
Business Services	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	$18	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2026	22	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	4,927	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	816	(1)	—
								(1)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,361	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	292	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(9)	—
								(9)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	143	—	—
								—	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	2	—	—	—%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	225	—	(1)	(0.00)%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	(1)	(0.00)%
Galway Borrower LLC
Business Services	First Lien(5) - Undrawn	—	—	—	09/2021	09/2028	602	—	(2)	(0.00)%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	677	(1)	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	1,852	(2)	(2)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	1,884	—	(2)
								—	(3)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	$706	$(4)	$(5)	(0.00)%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	803	—	(6)
								—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(7)	(7)	(0.00)%
IEM New Sub 2, LLC
Business Products	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	(7)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,035	(8)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,397	(3)	(5)
								(11)	(9)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	11/2025	09/2031	1,114	(6)	(11)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	05/2028	2,899	(9)	(11)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	898	—	(4)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,400	—	(7)
								—	(11)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	467	(2)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(2)	(12)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	719	(3)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,918	—	(10)
								(3)	(14)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	$643	$—	$(2)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(14)	(0.00)%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	155	(1)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	692	—	(12)
								(1)	(15)	(0.00)%
Jawbreaker Topco, L.P. (15)
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	(7)	(8)
								(7)	(16)	(0.00)%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,055	(1)	(17)	(0.00)%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	(20)	(0.00)%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,431	—	(18)
								—	(21)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(8)	(9)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	(12)
								(8)	(21)	(0.00)%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	1,403	(7)	(23)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(10)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	(13)
								(2)	(23)	(0.00)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	$2,630	$(9)	$(26)	(0.00)%
Pike Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	4,362	(10)	(11)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	6,542	—	(16)
								(10)	(27)	(0.00)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(13)	(31)	(0.01)%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	638	(5)	(42)	(0.01)%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,406	—	(15)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	(39)
								—	(54)	(0.01)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	637	—	(15)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,725	—	(40)
								—	(55)	(0.01)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	23	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	910	(4)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	2,713	(12)	(14)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,555	—	(18)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,644	—	(18)
								(16)	(55)	(0.01)%

Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	1,548	(8)	(8)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	(48)
								(8)	(56)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	977	(4)	(20)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	2,285	—	(46)
								(4)	(66)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(67)	(0.01)%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	$2,810	$(21)	$(67)	(0.01)%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2028	2,645	—	(36)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	3,306	—	(45)
								—	(81)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	3,188	(4)	(105)	(0.01)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,026	(5)	(22)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(88)
								(5)	(110)	(0.02)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,791	—	(114)	(0.02)%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	(162)	(0.02)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	2,565	—	(102)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	5,744	—	(229)
								—	(331)	(0.03)%
Total Unfunded Debt Investments - United States								(331)	(1,737)	(0.18)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2028	$325	$(1)	$(6)	(0.00)%
Total Unfunded Debt Investments - Australia								(1)	(6)	(0.00)%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(5)(17)(18) - Undrawn	—	—	—	12/2025	10/2029	€4,452	$—	$(31)	0.00%
Total Unfunded Debt Investments - France								$—	$(31)	—%
Total Unfunded Debt Investments								$(332)	$(1,774)	(0.19)%
Total Non-Controlled/Non-Affiliated Investments								$1,779,787	$1,730,430	181.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Affiliated Investments (20)
Funded Debt Investments - United States
Notorious Buyer, LLC (19)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	$11,090	$11,090	$11,090
	Subordinated(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	5,372	5,372	5,372
									16,462	16,462	1.72%
Total Funded Debt Investments - United States									$16,462	$16,462	1.72%
Equity - United States
Notorious Buyer, LLC (19)
Consumer Products	Common Units (4)	—		—	—	12/2025	—	837	$16,357	$12,673	1.33%
Total Shares - United States									$16,357	$12,673	1.33%
Unfunded Debt Investments - United States
Notorious Buyer, LLC (19)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)(5) - Undrawn	—		—	—	12/2025	12/2030	$2,092	$—	$—	—%
Total Unfunded Debt Investments									$—	$—	—%
Total Non-Controlled/Affiliated Investments									$32,819	$29,135	3.05%
Controlled Investments (21)
Equity - United States
NEWCRED Senior Loan Program I LLC**
Investment Fund	Membership Interest(4)	—		—	—	07/2025	—	$68,000	$68,000	$68,000	7.11%
Total Shares - United States									$68,000	$68,000	7.11%
Total Controlled Investments									$68,000	$68,000	7.11%
Total Investments									$1,880,606	$1,827,565	191.16%

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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(in thousands, except shares)
(unaudited)

(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Euro Interbank Offered Rate (EURIBOR) and Bank Bill Swap Bid Rate (BBSY) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of June 30, 2026.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds Class A common units and Class B common units in New ACI Holdings LLC, holds one subordinated loan in New ACI Intermediate II, LLC, a wholly-owned subsidiary of New ACI Holdings LLC. The Company holds two first lien term loans in New ACI Buyer, LLC, a wholly-owned subsidiary of New ACI Intermediate II, LLC.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,540.
(10)The Company holds Class A-1 common units in Ambrosia Topco LLC., three first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(12)The Company holds Class A-1 common units of KWOR TopCo I, LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,413.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $48,472.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of June 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,329.
(15)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and holds a first lien term loan, two first lien delayed draw term loans and a first lien revolver in
Jawbreaker Parent, Inc., a wholly-owned subsidiary of Jawbreaker Topco, L.P.
(16)The Company holds Class A common units in DCA TopCo LP and holds two first lien term loans in DCA Buyer, LLC, a wholly-owned subsidiary of DCA TopCo LP.
(17)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£"), Australian Dollar ("AUD"), and/or Euro ("€").
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of June 30, 2026, the par value U.S. dollar equivalent of the Datheos Bidco. first lien undrawn delayed draw term loan and first lien term loan is $5,085 and $27,968, respectively. As of June 30, 2026, the value of the Packaging Coordinators Midco, Inc. first lien delayed draw term loan is $801. As of June 30, 2026, the value of the Meta Buyer LLC first lien term loan is $31,066. See Note 2. Summary of Significant Accounting Policies, for details.
(19)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
(20)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of June 30, 2026 and December 31, 2025 along with transactions during the six months ended June 30, 2026 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Notorious Buyer, LLC	$31,836	$—	$—	$(2,701)	$29,135	$—	$922	$—	$112
Total Non-Controlled/Affiliated Investments	$31,836	$—	$—	$(2,701)	$29,135	$—	$922	$—	$112

(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
The accompanying notes are an integral part of these consolidated financial statements.

(21)Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of June 30, 2026 and December 31, 2025, along with transactions during the six months ended June 30, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NEWCRED Senior Loan Program I LLC	$48,000	$20,000	$—	$—	$68,000	$—	$—	$3,918	$—
Total Controlled Investments	$48,000	$20,000	$—	$—	$68,000	$—	$—	$3,918	$—
(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of June 30, 2026, 7.33% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

Derivative Instruments

Interest Rate Swaps
		Company Receives		Company Pays
Counterparty	Hedged Item	Reference	Company Receives	Reference	Spread	Maturity Date	Fair Market Value	Upfront Payments/Receipts	Change in Unrealized Appreciation (Depreciation)
Deutsche Bank AG	March 2029 Notes	FIXED	6.47%	SOFR(M) +	3.10%	3/15/2029	$(1,523)	$—	$(1,523)
U.S. Bank National Association	March 2031 Notes	FIXED	6.89%	SOFR(M) +	3.38%	3/17/2031	(3,168)	—	(3,168)
Total Interest Rate Swaps							$(4,691)	$—	$(4,691)
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
June 30, 2026
(unaudited)

June 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	85.31%
Second lien	2.78%
Subordinated	3.08%
Equity and other	8.83%
Total investments	100.00%

June 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	27.72%
Software	24.18%
Healthcare	16.03%
Financial Services & Technology	9.56%
Consumer Services	6.41%
Distribution & Logistics	4.25%
Investment Fund	3.72%
Packaging	2.66%
Education	2.33%
Consumer Products	1.59%
Business Products	0.95%
Food & Beverage	0.60%
Total investments	100.00%

June 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.20%
Fixed rates	5.80%
Total investments	100.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	$19,766	$19,699	$19,766
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	12/2021	12/2027	19,572	19,497	19,572
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031	15,144	15,050	14,947
									54,246	54,285	5.35%
Al Altius US Bidco, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(S)	+	4.75%	8.36%	12/2021	12/2028	47,800	47,558	47,800	4.72%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	05/2022	05/2029	48,262	47,994	47,779	4.72%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	43,524	43,455	43,524
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	8.92%	02/2020	05/2028	875	881	875
									44,336	44,399	4.38%
CCBlue Bidco, Inc.
Healthcare	First Lien(2)(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.27%	12/2021	12/2028	49,042	48,851	40,597
	First Lien(4)	SOFR(Q)*	+	2.50%+2.75%/PIK	9.03%	12/2021	12/2028	2,549	2,546	2,110
									51,397	42,707	4.21%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.32%	06/2022	06/2029	40,778	40,547	40,778	4.02%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	08/2021	10/2028	29,241	29,199	29,241
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	4,665	4,635	4,665
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	01/2022	10/2028	2,996	2,983	2,996
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.49%	01/2022	10/2028	2,010	2,001	2,010
									38,818	38,912	3.83%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.84%	09/2021	09/2028	38,256	38,079	38,256	3.77%
Meta Buyer LLC
Healthcare	First Lien (16)(17)	BBSY(Q)	+	5.25%	9.02%	12/2025	12/2031	AUD 45,120	29,960	29,960
	First Lien(2)(3)	SOFR(S)	+	5.25%	8.94%	12/2025	12/2031	6,508	6,475	6,475
									36,435	36,435	3.59%
OEConnection LLC
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	35,335	35,335	35,394	3.49%
Jeppesen Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.59%	10/2025	11/2032	34,446	34,354	34,359	3.39%
Auctane Inc. (fka Stamps.com Inc.)
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	10/2021	10/2028	19,328	19,237	19,328
	First Lien(2)(3)(4)	SOFR(S)	+	5.75%	9.58%	12/2021	10/2028	14,005	13,938	14,005
									33,175	33,333	3.28%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.61%	08/2022	08/2028	$28,496	$28,388	$27,730
	First Lien(4)	SOFR(Q)	+	6.25%	10.11%	10/2022	08/2028	4,508	4,487	4,439
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.59%	08/2022	08/2028	832	837	810
									33,712	32,979	3.25%
Businessolver.com, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	29,264	29,190	29,190
	First Lien(3)	SOFR(Q)	+	4.50%	8.17%	12/2025	12/2032	3,562	3,561	3,553
									32,751	32,743	3.23%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	11/2021	11/2029	28,383	28,274	28,383
	First Lien(4)	SOFR(Q)	+	5.00%	8.67%	03/2022	11/2028	3,890	3,876	3,890
									32,150	32,273	3.18%
DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2028	27,795	27,669	27,042
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2028	2,926	2,922	2,847
	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.52%	08/2021	08/2027	2,292	2,285	2,230
									32,876	32,119	3.16%
Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	29,578	29,449	29,578
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	06/2022	10/2028	995	994	995
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2027	854	866	854
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	346	346	346
	First Lien(4)	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	81	75	81
									31,730	31,854	3.14%
Vehlo Purchaser, LLC
Software	First Lien(2)(3)	SOFR(M)	+	5.50%	9.22%	12/2025	05/2028	27,973	27,868	27,868
	First Lien(5) - Drawn	SOFR(M)	+	5.50%	9.22%	06/2025	05/2028	3,833	3,807	3,814
									31,675	31,682	3.12%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.22%	05/2022	09/2027	31,516	31,403	31,516	3.11%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	25,809	25,788	22,583
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	09/2021	09/2026	6,110	6,108	5,347
	First Lien(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	08/2019	09/2026	2,306	2,304	2,017
	First Lien(2)(3)(4)	SOFR(Q)*	+	3.41% + 5.09%/PIK	12.43%	02/2022	09/2026	396	396	346
									34,596	30,293	2.98%
Pike Corporation
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.20%	12/2025	12/2032	30,095	30,020	30,020	2.96%
IG IntermediateCo LLC
Infogain Corporation
Business Services	Subordinated(4)	SOFR(Q)	+	7.50%	11.27%	07/2022	07/2029	19,424	19,277	19,424
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	07/2021	07/2028	8,874	8,844	8,874
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	07/2022	07/2028	1,532	1,524	1,532
									29,645	29,830	2.94%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	$28,975	$28,975	$28,975	2.85%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	28,146	28,077	28,075
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	09/2025	09/2032	729	719	727
									28,796	28,802	2.84%
Vessco Midco Holdings, LLC
Business Services	First Lien(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	8,810	8,767	8,810
	First Lien(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	8,052	8,032	8,052
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.42%	11/2025	07/2031	5,667	5,667	5,667
	First Lien(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	2,428	2,416	2,428
	First Lien(2)(3)(4)	SOFR(S)	+	4.50%	8.23%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	4.50%	8.28%	11/2025	07/2031	1,562	1,562	1,562
									28,378	28,453	2.80%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	14,385	14,318	14,385
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,829	4,807	4,829
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.07%	12/2021	12/2029	4,798	4,776	4,798
	First Lien(4)(5) - Drawn	SOFR(S)	+	5.00%	9.01%	03/2025	12/2029	4,312	4,275	4,312
									28,176	28,324	2.79%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	6.50%	10.36%	01/2025	01/2031	27,167	26,928	26,895	2.65%
Galway Borrower LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	09/2021	09/2028	26,186	26,059	26,186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.19%	09/2021	09/2028	331	340	331
									26,399	26,517	2.61%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	09/2021	12/2032	26,276	26,226	26,276
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.50%	09/2021	12/2032	146	153	146
									26,379	26,422	2.60%
Maverick Bidco Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.54%	12/2025	12/2031	24,315	24,255	24,254	2.39%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.63%	06/2022	06/2028	20,504	20,504	20,504
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.57%	02/2025	06/2028	2,757	2,741	2,757
									23,245	23,261	2.29%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.60%	08/2021	08/2029	19,706	19,661	19,706
	First Lien	SOFR(Q)	+	3.75%	7.85%	05/2025	08/2028	3,283	3,035	3,035
									22,696	22,741	2.24%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	$18,413	$18,334	$18,413
	First Lien(2)(4)(5) - Drawn	SOFR(Q)	+	6.25%	10.25%	02/2022	08/2029	2,306	2,306	2,306
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	1,926	1,913	1,926
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.25%	08/2025	08/2029	26	26	26
									22,579	22,671	2.23%

PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.61%	12/2021	10/2032	14,046	13,998	14,046
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2021	10/2032	5,476	5,463	5,476
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2032	2,894	2,887	2,894
									22,348	22,416	2.21%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	1.00% +5.25%/PIK	10.07%	02/2025	02/2030	21,633	21,633	21,633
	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	02/2030	7,597	7,597	7,597
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	173	173	173
	First Lien(4)	SOFR(Q)	+	5.25%	9.07%	02/2025	02/2030	115	115	115
									29,518	29,518	2.91%
Healthspan Buyer, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	10/2030	8,297	8,277	8,297
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,901	6,885	6,901
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	10/2030	6,652	6,637	6,652
									21,799	21,850	2.15%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	06/2025	08/2031	20,281	20,187	20,281
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.43%	06/2025	08/2031	583	582	583
									20,769	20,864	2.06%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	17,210	17,130	17,210
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	1,450	1,445	1,450
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	10/2021	10/2028	87	86	87
									18,661	18,747	1.85%
OB Hospitalist Group, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.07%	09/2021	09/2027	18,684	18,620	18,684	1.84%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.48%	10/2025	06/2029	8,463	8,423	8,463
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.44%	06/2021	06/2029	7,412	7,376	7,412
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.50%	06/2021	06/2029	2,485	2,475	2,485
									18,274	18,360	1.81%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.17%	12/2025	01/2030	18,192	18,192	18,192	1.79%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.20%	03/2021	03/2028	$11,101	$11,038	$11,101
	First Lien(4)	SOFR(Q)	+	6.24%	10.25%	04/2025	03/2028	4,706	4,687	4,706
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.02%	03/2021	03/2028	2,302	2,298	2,302
									18,023	18,109	1.78%
Relativity ODA LLC
Software	First Lien(4)	SOFR(M)	+	4.50%	8.22%	05/2021	05/2029	16,848	16,777	16,848	1.66%
Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.97%	11/2025	05/2029	19,920	19,920	16,482	1.62%
KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	13,684	13,650	13,684
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	1,428	1,428	1,428
	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	575	572	575
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	12/2025	02/2031	559	565	559
	First Lien(3)(4)	SOFR(Q)	+	4.75%	8.42%	12/2025	02/2031	66	66	66
									16,281	16,312	1.61%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.27%	12/2025	12/2031	14,409	14,373	14,373	1.42%
Victors Purchaser, LLC
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.19%	12/2025	12/2032	14,017	14,000	14,000
	First Lien(5) - Drawn	SOFR(M)	+	4.50%	8.23%	12/2025	12/2032	178	173	178
									14,173	14,178	1.40%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	02/2025	12/2031	13,838	13,713	13,838	1.36%
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.63%	09/2025	07/2028	8,224	8,206	8,224
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.65%	09/2025	07/2028	5,106	5,096	5,106
									13,302	13,330	1.31%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	11,009	10,964	8,808
	First Lien(2)(3)(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	2,113	2,098	1,691
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.77%	08/2021	08/2028	1,951	1,948	1,561
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	08/2021	08/2027	1,133	1,130	906
									16,140	12,966	1.28%
Databricks, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.27%	12/2024	01/2031	12,592	12,536	12,529	1.23%
Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	11,613	11,556	11,555
	First Lien(5) - Drawn	SOFR(S)	+	4.50%	8.04%	12/2025	12/2031	387	385	385
									11,941	11,940	1.18%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DCA Investment Holding, LLC
Healthcare	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	$9,203	$9,176	$8,112
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	02/2022	04/2028	2,036	2,032	1,795
	First Lien(4)(15)	SOFR(Q)(13)	+	8.41%	12.08%	03/2021	04/2028	1,544	1,538	1,359
	First Lien(2)(3)(4)(15)	SOFR(Q)(13)	+	8.50%	12.17%	12/2022	04/2028	484	481	427
									13,227	11,693	1.15%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	01/2020	02/2028	7,943	7,932	7,943
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	03/2021	02/2028	3,521	3,518	3,521
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.42%	10/2025	02/2028	186	189	186
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	10/2025	02/2028	41	42	41
									11,681	11,691	1.15%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,973	4,956	4,973
	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	4,940	4,921	4,940
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	01/2022	12/2027	1,495	1,488	1,495
									11,365	11,408	1.12%
PROS Parent, Inc.
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.49%	12/2025	12/2032	11,305	11,291	11,291	1.11%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)	SOFR(Q)	+	6.00%	9.67%	05/2025	05/2030	11,041	10,967	10,958	1.08%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.25%	7.97%	05/2025	06/2031	10,437	10,376	10,437	1.03%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	6,849	6,814	6,849
	First Lien(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	2,686	2,676	2,686
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	12/2028	767	762	767
									10,252	10,302	1.01%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	10,310	10,261	10,258	1.01%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	08/2021	10/2030	10,237	10,190	10,237	1.01%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	7,843	7,826	7,783
	First Lien(4)	SOFR(Q)	+	5.50%	9.62%	02/2022	02/2028	2,183	2,181	2,166
	First Lien(2)(3)(4)	SOFR(S)	+	5.50%	9.62%	02/2022	02/2028	287	285	283
									10,292	10,232	1.01%
Michael Baker International, LLC
Business Services	First Lien	SOFR(Q)	+	4.00%	7.84%	01/2025	12/2028	9,900	9,900	9,935	0.98%
Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.47%	08/2025	02/2032	10,000	9,904	9,930	0.98%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.84%	01/2025	02/2032	$8,003	$7,986	$7,983
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	02/2032	1,876	1,872	1,871
									9,858	9,854	0.97%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.22%	11/2025	09/2031	9,760	9,712	9,760	0.96%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	01/2025	01/2032	9,802	9,758	9,753	0.96%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.47%	07/2025	07/2030	9,753	9,685	9,680	0.95%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)	SOFR(Q)*	+	6.75% +2.00%/PIK	12.42%	07/2021	07/2027	8,582	8,554	8,582
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)*	+	6.75% +2.00%/PIK	12.47%	07/2021	07/2026	1,089	1,089	1,089
									9,643	9,671	0.95%
DG Investment Intermediate Holdings 2, Inc.
Business Services	Second Lien(4)	SOFR(M)	+	5.50%	9.22%	07/2025	07/2033	9,512	9,466	9,464	0.93%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	07/2025	07/2032	9,467	9,422	9,420	0.93%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	04/2025	04/2032	9,420	9,390	9,385	0.92%
Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	03/2025	03/2032	7,326	7,310	7,308
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	10/2025	03/2032	915	911	911
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.69%	03/2025	03/2032	796	794	794
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.44%	03/2025	03/2032	119	118	119
									9,133	9,132	0.90%
Radwell Parent, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	9,053	9,016	9,053
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.17%	03/2022	04/2029	75	76	75
									9,092	9,128	0.90%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.17%	02/2025	03/2032	9,291	9,249	9,121	0.90%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.23%	08/2025	08/2032	9,091	9,047	9,045	0.89%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.07%	01/2025	04/2029	9,898	9,811	8,761	0.86%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.44%	10/2021	10/2028	8,328	8,289	7,805
	First Lien(4)	SOFR(Q)	+	5.50%	9.53%	10/2021	10/2028	954	950	894
									9,239	8,699	0.86%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)*	+	5.50% +0.50%/PIK	9.82%	12/2021	11/2029	$8,209	$8,176	$8,022
	First Lien(2)(3)(4)	SOFR(M)	+	6.00%	9.82%	10/2025	11/2029	338	335	335
	First Lien(2)(3)(4)(5) - Drawn	SOFR(M)	+	5.50%	9.32%	12/2021	11/2029	201	203	196
									8,714	8,553	0.84%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	02/2022	12/2028	7,725	7,703	7,525
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.84%	06/2023	12/2028	894	885	871
									8,588	8,396	0.83%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.25%	7.97%	10/2025	11/2030	8,259	8,259	8,259	0.81%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.84%	04/2025	06/2028	8,105	8,093	8,181	0.81%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	10/2025	09/2032	7,857	7,819	7,818	0.77%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	7,764	7,624	7,776	0.77%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.15%	10/2025	10/2032	7,738	7,729	7,729	0.76%
RLG Holdings, LLC
Packaging	First Lien	SOFR(M)	+	4.25%	8.53%	10/2025	07/2028	11,778	9,445	7,246
	First Lien	SOFR(M)	+	5.00%	8.72%	10/2025	07/2028	504	388	316
									9,833	7,562	0.75%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	6,797	6,780	6,797
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.32%	12/2021	12/2028	687	687	687
	First Lien(4)(5) - Drawn	P(Q)	+	4.50%	11.25%	12/2021	12/2027	55	58	56
									7,525	7,540	0.74%
Archduke Buyer, Inc.
Software	First Lien	SOFR(Q)	+	5.50%	9.27%	12/2025	12/2032	7,101	7,066	7,066	0.70%
Idera, Inc.
Software	Second Lien	SOFR(Q)	+	6.75%	10.75%	03/2021	03/2029	7,552	7,534	6,646	0.65%
eResearchTechnology, Inc.
Healthcare	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	5,562	5,511	5,562
	First Lien(4)	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	924	918	924
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.47%	03/2025	01/2032	147	142	147
									6,571	6,633	0.65%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	5,779	5,751	5,750
	First Lien(4)(16)(17)	SONIA(D)	+	4.50%	8.22%	10/2025	10/2032	£609	816	816
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.59%	10/2025	10/2032	33	33	33
									6,600	6,599	0.65%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	9.11%	08/2025	08/2031	6,223	6,193	6,192	0.61%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.13%	05/2025	05/2032	$5,828	$5,801	$5,799	0.57%
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)	SOFR(M)	+	4.50%	8.22%	12/2025	06/2031	5,774	5,774	5,774	0.57%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.75%	8.42%	07/2025	07/2032	5,753	5,726	5,725	0.56%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)(4)	SOFR(M)	+	6.75%	10.58%	05/2021	05/2029	6,000	5,979	4,768
	First Lien	SOFR(M)	+	4.00%	7.83%	05/2025	05/2028	484	365	448
									6,344	5,216	0.51%
Ambrosia Topco, LLC (10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)*	+	2.00%+3.25%/PIK	8.97%	01/2024	07/2029	5,887	5,887	3,804
	First Lien(4)	SOFR(M)*	+	1.00% +3.00%/PIK	7.72%	09/2025	07/2029	724	246	463
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	200	200	200
									6,333	4,467	0.44%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	7.98%	09/2025	09/2029	3,879	3,875	3,879	0.38%
Cloudera, Inc.
Software	Second Lien(4)	SOFR(M)	+	6.00%	9.82%	08/2021	10/2029	4,006	4,000	3,676	0.36%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.88%	08/2025	08/2032	3,214	3,199	3,198
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.31%	08/2025	08/2032	319	316	317
									3,515	3,515	0.35%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,431	3,407	3,431	0.34%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	12/2021	02/2028	3,053	3,051	3,053
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	77	77	77
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.22%	07/2025	02/2028	23	23	23
									3,151	3,153	0.31%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	8.97%	11/2025	04/2030	2,754	2,747	2,747	0.27%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.74%	04/2025	12/2030	2,199	2,189	2,199
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	12/2030	201	199	201
									2,388	2,400	0.24%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.57%	05/2021	05/2027	2,285	2,278	2,285	0.23%
Planview Parent, Inc.
Software	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.42%	12/2024	12/2028	2,278	2,269	2,179	0.21%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	9.09%	02/2025	11/2030	$1,371	$1,365	$1,371	0.14%
DT1 Midco Corp.
Business Services	First Lien(4)	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	1,342	1,335	1,335
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.72%	06/2025	12/2031	32	32	32
									1,367	1,367	0.13%
Power Grid Holdings, Inc.
Business Products	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.42%	11/2025	12/2030	822	814	822	0.08%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.44%	07/2025	11/2031	815	807	815
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.75%	8.63%	07/2025	11/2031	5	5	5
									812	820	0.08%
Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.62%	11/2025	12/2028	752	748	752	0.07%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.34%	03/2025	02/2031	249	249	249	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—%	06/2024	06/2029	75	75	75	0.01%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	08/2029	51	51	51	0.01%
Total Funded Debt Investments - United States									$1,878,446	$1,850,545	182.32%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	9.21%	09/2025	10/2032	$9,552	$9,365	$9,522	0.93%
Cleanova US Holdings, LLC**
Business Products	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	05/2025	06/2032	8,385	8,109	8,385	0.83%
Total Funded Debt Investments - United Kingdom									$17,474	$17,907	1.76%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,253	$10,253	$10,253
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.12%	06/2025	07/2031	394	394	394
	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.26%	06/2025	07/2031	172	172	172
									$10,819	$10,819	1.07%
Total Funded Debt Investments - Jersey									$10,819	$10,819	1.07%
Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(16)(17)	Euribor(Q)	+	5.00%	7.09%	12/2025	10/2032	€24,486	$28,581	$28,580	2.82%
Total Funded Debt Investments - France									$28,581	$28,580	2.82%
Funded Debt Investments - Australia
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	06/2025	12/2029	$3,083	$3,076	$3,083	0.30%
Total Funded Debt Investments - Australia									$3,076	$3,083	0.30%
Total Funded Debt Investments									$1,938,396	$1,910,934	188.27%
Equity - United States
Dealer Tire Holdings, LLC (13)
Distribution & Logistics	Preferred shares (4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	30,082	$43,761	$46,630	4.59%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred shares (4)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	4,972	7,930	7,968	0.79%
Diligent Preferred Issuer, Inc. (14)
Software	Preferred shares (4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	5,000	7,851	7,518	0.74%
KWOR TopCo LLC (12)
KWOR Intermediate I, LLC (12)
Business Services	Preferred shares (4)	SOFR(Q)*	+	8.00%/PIK	11.82%	02/2025	—	4,621	5,110	5,110
	Class A-1 common Stock (4)	—		—	—	02/2025	—	4,321	4,493	2,457
									9,603	7,567	0.75%
ACI Parent Inc. (8)
Healthcare	Preferred shares (4)(15)	Fixed(Q)(13)*	+	11.75%/PIK	11.75%	08/2021	—	12,500	20,124	2,085	0.21%
Firebird Co-Invest L.P. (7)
Business Services	LP Interest (4)	—		—	—	01/2025	—	1,641,526	1,642	1,642	0.16%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units (2)(4)	—		—	—	01/2024	—	55,984	596	261
	Class A-1 common units (4)	—		—	—	01/2024	—	19,197	204	90
									800	351	0.03%
Pioneer Topco I, L.P. (11)
Software	Class A-2 common units (4)	—		—	—	11/2021	—	10	—	—	—%
Total Shares - United States									$91,711	$73,761	7.27%
Total Shares									$91,711	$73,761	7.27%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—		—	—	06/2024	06/2029	68,568	$90	$135	0.01%
Total Warrants - United States									$90	$135	0.01%
Total Funded Investments									$2,030,197	$1,984,830	195.55%
Unfunded Debt Investments - United States
OEConnection LLC
Business Services	First Lien(5) - Undrawn	—		—	—	12/2024	12/2028	$2,645	$—	$4
	First Lien(5) - Undrawn	—		—	—	12/2025	12/2032	3,306	—	—
									—	4	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
HIG Operations Holdings, Inc.
Business Services	First Lien(2)(3)(5) - Undrawn	—	—	—	12/2025	09/2026	$2,128	$—	$—
	First Lien(5) - Undrawn	—	—	—	12/2025	09/2026	33,204	—	—
								—	—	—%
KENE Acquisition, Inc. (aka Entrust)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	20,823	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	02/2031	2,608	(13)	—
								(13)	—	—%

MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	17,514	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,570	(13)	—
								(13)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	9,708	—	—
	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	327	—	—
	First Lien(3)(4)(5) - Undrawn	—	—	—	11/2025	07/2026	509	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	1,609	(5)	—
								(5)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,406	(12)	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	—
								(12)	—	—%
KWOR Intermediate I, Inc. (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2026	6,136	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	1,594	—	—
								—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	$5,006	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	325	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,384	(10)	—
								(10)	—	—%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	—	—%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	1,403	(8)	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2027	3,859	(12)	—
								(20)	—	—%

Riskonnect Parent, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2025	03/2026	5,000	(25)	—	—%
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	4,078	(10)	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	771	—	—
								(10)	—	—%
Pioneer Topco I, L.P. (11)
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	4,009	(15)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	11/2025	08/2026	2,785	(14)	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	09/2031	1,114	(6)	—
								(20)	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(11)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(5)	—
								(5)	—	—%
IEM New Sub 2, LLC
Business Products	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	—	—%
TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	2,630	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
OB Hospitalist Group, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2027	$2,523	$(8)	$—	—%
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	2,427	(8)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2027	2,074	(21)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
WEG Sub Intermediate Holdings, LLC
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,885	(2)	—	—%
IG IntermediateCo LLC
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,854	(3)	—	—%
PDQ.COM Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,608	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	(1)	—
								(1)	—	—%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	09/2027	1,790	(6)	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	1,733	—	—	—%
Allworth Financial Group, L.P.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	01/2022	12/2027	1,573	(5)	—	—%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,363	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	165	(1)	—
								(4)	—	—%
GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	1,487	(9)	—	—%
Relativity ODA LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2029	1,439	(6)	—	—%
Daxko Acquisition Corporation
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	1,331	(5)	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	12/2031	1,245	(11)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	$992	$(7)	$—	—%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	803	—	—
								—	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	620	(3)	—	—%
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Community Management Holdings MidCo 2, LLC

Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2025	11/2026	380	—	—
Radwell Parent, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	03/2022	04/2029	375	(3)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2027	313	(1)	—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	132	—	—	—%
Galway Borrower LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	1,562	(16)	—	—%
eResearchTechnology, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	03/2025	01/2027	903	—	—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	10/2031	525	(5)	—
								(5)	—	—%
CG Group Holdings, LLC
Specialty Chemicals & Materials	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	07/2021	07/2026	113	(1)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	158	(1)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	139	—	—
								(1)	—	0.00%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	$1,055	$(1)	$(1)	—%
ACI Parent Inc. (8)
ACI Group Holdings, Inc.
Healthcare	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	08/2021	08/2027	13	—	(2)	(0.00)%
PROS Parent, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,852	(2)	(2)	(0.00)%
Maverick Bidco Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(2)
								(2)	(2)	(0.00)%
Archduke Buyer, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	(0.00)%
Meta Buyer LLC
Healthcare	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,784	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	03/2026	892	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,167	(4)	(4)
								(4)	(4)	(0.00)%
Denali Intermediate Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	909	(4)	(5)	(0.00)%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	7/1/2025	7/1/2030	706	(5)	(5)	(0.00)%
Victors Purchaser, LLC
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	1,910		(5)
								—	(5)	(0.00)%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	244	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	938	—	(5)
								—	(6)	(0.00)%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(7)	(7)	(0.00)%
Lighthouse Buyer, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2031	1,548	(7)	(7)
								(7)	(7)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2027	$—	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	677	—	(2)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	2,605	—	(7)
								—	(9)	(0.00)%
Businessolver.com, Inc.
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(9)	(9)
								(9)	(9)	(0.00)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(2)	(9)	(0.00)%
Firebird Co-Invest L.P. (7)
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	2,751	—	(7)
								(3)	(10)	(0.00)%
Sierra Enterprises, LLC
Food & Beverage	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2030	1,404	(9)	(11)	(0.00)%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	1,071	(5)	(5)
								(5)	(10)	(0.00)%
Vehlo Purchaser, LLC
Software	First Lien(5) - Undrawn	—	—	—	12/2025	05/2028	2,899	(11)	(11)	(0.00)%
Pike Corporation
Business Services	First Lien(5) - Undrawn	—	—	—	12/2025	12/2028	6,542	—	—
	First Lien(5) - Undrawn	—	—	—	12/2025	12/2032	4,362	(11)	(11)
								(11)	(11)	(0.00)%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(11)	(11)	(0.00)%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	1,182	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,887	(2)	(7)
								(6)	(11)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	$523	$(4)	$(12)	(0.00)%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	719	(3)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,918	—	(10)
								(3)	(14)	(0.00)%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	(4)
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,798	—	(9)
								(4)	(13)	(0.00)%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	2,074	—	(10)
								(3)	(13)	(0.00)%
Databricks, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2028	23,138	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2024	07/2026	2,798	—	(14)
								—	(14)	(0.00)%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(15)	(0.00)%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,644	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	98	(98)	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	3,555	—	—
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	910	(4)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	2,713	(13)	(14)
								(115)	(19)	(0.00)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2032	3,101	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	5,744	—	(14)
								—	(22)	(0.00)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	$674	$(3)	$(3)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	4,462	—	(22)
								(3)	(25)	(0.00)%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	1,231	(5)	(6)
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	4,105	—	(21)
								(5)	(27)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	1,676	(8)	(8)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	3,938	—	(20)
								(8)	(28)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(24)	(28)	(0.01)%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(17)	(42)	(0.01)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	08/2022	08/2028	1,690	(15)	(45)	(0.01)%
Total Unfunded Debt Investments - United States								$(505)	$(472)	(0.05)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2028	$325,000	$(1)	$—	0.00%
Total Unfunded Debt Investments - Australia								$(1)	$—	0.00%

Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(5)(16)(17)- Undrawn	—	—	—	12/2025	10/2029	€4,452	$—	$—	0.00%
Total Unfunded Debt Investments - France								$—	$—	0.00%
Total Unfunded Debt Investments								$(506)	$(472)	(0.05)%
Total Non-Controlled/Non-Affiliated Investments								$2,029,691	$1,984,358	195.50%
Non-Controlled/Affiliated Investments (19)
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

Portfolio Company, Location and Industry(1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - United States
Notorious Buyer, LLC (18)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(2)(3)(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	$9,694	$9,694	$9,694
	Subordinated(2)(3)(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	4,653	4,653	4,653
	First Lien(4)	SOFR(Q)*	+	7.25%/PIK	11.10%	12/2025	12/2030	765	765	765
	Subordinated(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	367	367	367
									15,479	15,479	1.53%
Total Funded Debt Investments - United States									$15,479	$15,479	1.53%
Equity - United States
Notorious Buyer, LLC
Consumer Products	Common Units(4)	—		—	—	12/2025	—	837	$16,357	$16,357	1.61%
Total Shares - United States									$16,357	$16,357	1.61%
Unfunded Debt Investments - United States
Notorious Buyer, LLC (18)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(3)(4)(5) - Undrawn	—		—	—	12/2025	12/2030	$153	$—	$—
	First Lien(2)(3)(4)(5) - Undrawn	—		—	—	12/2025	12/2030	1,939	—	—
									—	—	—%
Total Unfunded Debt Investments									$—	$—	—%
Total Non-Controlled/Affiliated Investments									$31,836	$31,836	3.14%

Controlled Investments (20)
Equity - United States
NEWCRED Senior Loan Program I LLC**
Investment Fund	Membership Interest(4)	—		—	—	07/2025	—	$48,000	$48,000	$48,000	4.73%
Total Shares - United States									$48,000	$48,000	4.73%
Total Controlled Investments									$48,000	$48,000	4.73%
Total Investments									$2,109,527	$2,064,194	203.37%

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

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Interbank Average Rate (SONIA), Euro Interbank Offered Rate (EURIBOR) and Bank Bill Swap Bid Rate (BBSY) and which resets Daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of December 31, 2025.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds investments in ACI Parent Inc. and a wholly-owned subsidiary of ACI Parent Inc. The Company holds a first lien term loan, two first lien delayed draws and a first lien revolver in ACI Group Holdings, Inc. and preferred equity in ACI Parent Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $20,249.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,969.
(10)The Company holds class A-1 common units in Ambrosia Topco LLC., three first lien term loans and a subordinated loan in TMK Hawk Parent, Corp., a wholly-owned subsidiary of Ambrosia Topco LLC.
(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(12)The Company holds class A-1 common units of KWOR TopCo I, LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC., a wholly-owned subsidiary of KWOR TopCo I, LLC. The Company also holds three first lien term loans, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,110.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025 the Company's stated value of its equity investment plus unpaid compounded dividends was $48,472.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of December 31, 2025, the Company's stated value of its equity investment plus unpaid compounded dividends was $7,913.
(15)Investment is on non-accrual status. See Note 3. Investments, for details
(16)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£"), Australian Dollar ("AUD"), and/or Euro ("€").
(17)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of December 31, 2025, the par value U.S. dollar equivalent of the Datheos Bidco. first lien undrawn delayed draw term loan and first lien term loan is $5,229 and $28,760, respectively. As of December 31, 2025, the value of the Packaging Coordinators Midco, Inc. first lien delayed draw term loan is $820. As of December 31, 2025, the value of the Meta Buyer LLC first lien term loan is $30,110. See Note 2. Summary of Significant Accounting Policies, for details.
(18)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
(19)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of December 31, 2025 and December 31, 2024 along with transactions during the year ended December 31, 2025 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Notorious Buyer, LLC	$—	$31,836	$—	$—	$31,836	$—	$65	$—	$—
Total Non-Controlled/Affiliated Investments	$—	$31,836	$—	$—	$31,836	$—	$65	$—	$—

(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025
(in thousands, except shares)

(20)Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of December 31, 2025 and December 31, 2024, along with transactions during the year ended December 31, 2025 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2024	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NEWCRED Senior Loan Program I LLC	$—	$48,000	$—	$—	$48,000	$—	$—	$1,739	$—
Total Controlled Investments	$—	$48,000	$—	$—	$48,000	$—	$—	$1,739	$—
(A) Gross additions include increases in the cost basis of investments resulting from new portfolio investments, payment-in-kind (“PIK”) interest or dividends, the amortization of discounts, reorganizations or restructurings and the movement of an existing portfolio company into this category from a different category.

(B) Gross redemptions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, reorganizations or restructurings and the movement of an existing portfolio company out of this category into a different category.
*    All or a portion of interest contains payment-in-kind ("PIK") interest. See Note 2. Summary of Significant Accounting Policies-Revenue Recognition, for details.
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of December 31, 2025, 5.10% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
December 31, 2025

December 31, 2025
Investment Type	Percent of Total Investments at Fair Value
First lien	87.25%
Second lien	3.53%
Subordinated	2.51%
Equity and other	6.71%
Total investments	100.00%

December 31, 2025
Industry Type	Percent of Total Investments at Fair Value
Business Services	30.00%
Software	21.88%
Healthcare	16.16%
Financial Services & Technology	11.92%
Consumer Services	5.40%
Distribution & Logistics	4.70%
Investment Fund	2.33%
Education	2.02%
Packaging	1.91%
Consumer Products	1.54%
Business Products	1.14%
Food & Beverage	0.53%
Specialty Chemicals & Materials	0.47%
Total investments	100.00%

December 31, 2025
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	93.22%
Fixed rates	6.78%
Total investments	100.00%

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements of
New Mountain Private Credit Fund
June 30, 2026
(in thousands, except for share data)
(unaudited)
Note 1. Formation and Business Purpose
New Mountain Private Credit Fund (the "Company") is a Maryland statutory trust formed on August 19, 2024. The Company is a closed-end, non-diversified management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected to be treated for United States federal income tax purposes, and intends to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company commenced operations on December 17, 2024.
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
New Mountain Finance Advisers, L.L.C. (the "Investment Adviser"), formerly known as New Mountain Finance Advisers BDC, L.L.C., is a wholly-owned subsidiary of New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital"), whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles and a minority investor. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages the Company's day-to-day operations and provides it with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to the Company's. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct the Company's day-to-day operations. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services.
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), was a wholly-owned direct subsidiary of the Company, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may have incurred U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of June 30, 2026, the Company's top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.

Note 2. Summary of Significant Accounting Policies
Basis of accounting—The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). The Company is an investment company following accounting and reporting guidance in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946"). The Company consolidates its wholly-owned direct subsidiary NEWCRED SPV.
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
The Company's interim consolidated financial statements are prepared in accordance with GAAP and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, the Company’s interim consolidated financial statements do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period's results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
Derivative instruments and hedging activities—The Company follows the guidance in Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"), when accounting for derivative instruments and hedging activities. The Company may utilize derivatives to support its overarching risk management objectives. The primary market risk that the Company is exposed to is interest rate risk, which we seek to mitigate through derivative transactions.
The Company enters into derivative financial instruments to manage interest rate risk, facilitate asset/liability management strategies and manage other exposures. These instruments primarily include interest rate swaps. All derivative financial instruments are recognized as derivative assets at fair value or derivative liabilities at fair value, as applicable.

The Company has entered into International Swaps and Derivatives Association, Inc. Agreements, (together with the Schedule and Credit Support Annex thereto and any transactions thereunder, the "ISDA Master Agreements"), on June 2, 2025 and October 8, 2025, with Deutsche Bank AG, New York Branch and U.S. Bank National Association, respectively (together the “ISDA Counterparties”). Each of the ISDA Master Agreements is a bilateral agreement between the Company and the ISDA Counterparties that governs over-the-counter derivatives, into which the Company enters for hedging purposes. The ISDA Master Agreements provide for, among other things, collateral posting terms and netting provisions in the event of certain specified defaults and/or termination events, including bankruptcy or insolvency of the counterparty. The ISDA Master Agreements also include termination rights that permit the termination of outstanding transactions by the ISDA Counterparties in the event the Company fails to maintain sufficient asset levels, and by the Company in the event the ISDA Counterparties are downgraded below a specified minimum rating level. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties. The collateral terms of the ISDA Master Agreements provide for the bilateral posting of collateral in the form of cash or U.S. government securities for any outstanding exposure under the transactions. In the case of the Company, the agreement provides for the segregation of posted collateral at the Company’s custodian subject to a perfected security interest in favor of the ISDA Counterparties. Upon the close-out of the transactions outstanding under the ISDA Master Agreements following a default, the ISDA Master Agreements provide for a single net payment between the parties equal to the close-out replacement value of the terminated transactions, the right to offset receivables and payables with the same counterparty and/or the right to liquidate collateral.

Interest rate swaps are agreements to exchange interest payments based upon notional amounts and subject the Company to market risk associated with changes in interest rates and changes in interest rate volatility, as well as the credit risk that the counterparty will fail to perform. The Company designates all interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship. The fair value of the interest rate swap is included as a component of "Derivative asset at fair value" or "Derivative liability at fair value" on the Company’s Consolidated Statements of Assets and Liabilities.

The Company elected not to offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement.

Refer to Note 4. Fair Value and Note 6. Borrowings for more information on derivative instruments and hedging activities.
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of June 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, the Company recognized PIK interest from investments of $2,932 and $6,011, respectively, and PIK dividends from investments of $1,505 and $2,985, respectively. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $2,435 and $4,687, respectively, and PIK dividends from investments of $2,172 and $4,511, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Deferred income tax (benefit) provision	$—	$1	$—	$—
Current income tax (benefit) expense	—	4	—	84
Total income tax (benefit) provision	$—	$5	$—	$84
As of June 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
Based on its analysis, the Company has determined that there were no uncertain tax positions that do not meet the more likely than not threshold as defined by Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) through December 31, 2025. The 2025 tax year and forward remains subject to examination by the U.S. federal, state, and local tax authorities.

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
Foreign securities—The accounting records of the Company are maintained in U.S. dollars. Investment securities denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the date of valuation. Purchases and sales of investment securities and income and expense items denominated in foreign currencies are translated into U.S. dollars based on the rate of exchange of such currencies on the respective dates of the transactions. The Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of securities held. Such fluctuations are included with "Net change in unrealized appreciation (depreciation) on foreign currency" and "Net realized gains (losses) on foreign currency" in the Company's Consolidated Statements of Operations.
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

Note 3. Investments
At June 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,590,520	$1,559,219
Second lien	60,690	50,733
Subordinated	56,106	56,199
Equity and other	173,290	161,414
Total investments	$1,880,606	$1,827,565

Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$511,597	$506,463
Software	465,837	441,898
Healthcare	308,817	292,990
Financial Services & Technology	175,541	174,671
Consumer Services	117,553	117,148
Distribution & Logistics	77,754	77,737
Investment Fund	68,000	68,000
Packaging	50,056	48,570
Education	44,376	42,593
Consumer Products	32,819	29,135
Business Products	17,345	17,374
Food & Beverage	10,911	10,986
Total investments	$1,880,606	$1,827,565
At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,822,781	$1,801,162
Second lien	78,734	72,851
Subordinated	51,779	51,853
Equity and other	156,233	138,328
Total investments	$2,109,527	$2,064,194
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$620,307	$619,166
Software	456,616	451,485
Healthcare	371,018	333,623
Financial Services & Technology	245,895	246,104
Consumer Services	111,349	111,553
Distribution & Logistics	96,311	97,062
Investment Fund	48,000	48,000
Education	42,758	41,749
Packaging	41,542	39,416
Consumer Products	31,836	31,836
Business Products	23,296	23,580
Food & Beverage	10,957	10,948
Specialty Chemicals & Materials	9,642	9,672
Total investments	$2,109,527	$2,064,194
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
The Company invests a significant portion of its portfolio in unitranche loans, which combine both senior and subordinated debt, generally in a first-lien position. Such loans have risks similar to the risks associated with secured debt and subordinated debt according to the combination of loan characteristics of the unitranche loan. Unitranche loans typically allow a borrower to make a lump sum payment of the principal at the end of the loan term. If the borrower is unable to pay the lump sum, or refinance the amount owed at maturity, we may lose the value of our investment. We will be subject to heightened risk similar to the risks of subordinated or second lien loans described above to the extent we invest in the "last out" tranche of a unitranche loan.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of June 30, 2026 and December 31, 2025, the Company and SkyKnight IV committed $80,000 and $20,000, respectively, of equity to SLP I.
As of June 30, 2026 and December 31, 2025, the Company contributed $68,000 and $48,000, respectively, of equity to SLP I. As of June 30, 2026 and December 31, 2025, SkyKnight IV contributed $17,000 and $12,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of June 30, 2026 and December 31, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%. As of June 30, 2026 and December 31, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000 and $300,000, respectively. As of June 30, 2026 and December 31, 2025, SLP I had total investments with an aggregate fair value of approximately $326,392 and $267,327 respectively, and debt outstanding under its credit facility of $251,950 and $161,950 respectively. As of June 30, 2026 and December 31, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of June 30, 2026 and December 31, 2025, SLP I had unfunded commitments in the form of delayed draws of $2,008 and $1,732.

Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
First lien investments (1)	$342,214	$271,700
Weighted average interest rate on first lien investments (2)	7.13%	7.36%
Number of portfolio companies in SLP I	90	75
Largest portfolio company investment (1)	$6,948	$6,983
Total of five largest portfolio company investments (1)	$31,488	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
The following table is a listing of the individual investments in SLP I's portfolio as of June 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	8.98%	10/2032	$3,802	$3,726	$3,621
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.16%	12/2031	4,079	4,083	4,098
Asurion, LLC	Business Services	SOFR(Q)(3)	4.25%	7.91%	09/2030	5,580	5,459	5,532
athenahealth Group Inc.	Healthcare	SOFR(M)(3)	3.25%	6.89%	02/2032	5,183	5,136	5,135
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.50%	7.14%	12/2032	3,082	3,062	3,050
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	6.89%	12/2030	3,412	3,367	3,371
Bella Holding Company, LLC	Healthcare	SOFR(M)(3)	3.25%	6.89%	06/2033	3,087	3,057	3,065
Berlin Packaging L.L.C.	Packaging	SOFR(Q)(3)	3.25%	6.97%	06/2031	4,747	4,755	4,729
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.89%	05/2028	1,969	1,970	1,978
Capstone Borrower, Inc.	Business Services	SOFR(Q)(3)	2.75%	6.48%	06/2030	4,372	4,164	4,205
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.67%	10/2031	710	710	713
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.73%	04/2032	3,461	3,434	3,374
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.41%	06/2032	4,466	4,483	4,384
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.49%	10/2028	5,849	5,746	4,565
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.89%	04/2032	3,949	3,934	3,802
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.95%	03/2032	4,717	4,715	4,613
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.49%	09/2028	3,703	3,707	3,420
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)(3)	3.50%	7.26%	06/2028	796	786	788
Cross Financial Corp.	Financial Services & Technology	SOFR(M)(3)	2.75%	6.39%	10/2031	2,288	2,250	2,197
Dayforce Bidco, LLC	Software	SOFR(Q)(3)	3.00%	6.66%	02/2033	2,304	2,235	2,107
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.64%	07/2031	4,962	4,913	4,931
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.25%	6.89%	07/2032	3,980	3,965	3,992
Disco Parent, Inc.	Software	SOFR(Q)(3)	3.00%	6.67%	08/2032	2,488	2,482	2,435
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.41%	10/2029	4,450	4,448	4,439
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	6.64%	08/2030	4,247	4,164	3,839
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	7.98%	04/2029	4,940	4,884	4,976
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.64%	02/2031	3,980	3,939	3,917
Emma Buyer, LLC	Business Services	SOFR(Q)(3)	3.50%	7.16%	06/2033	1,437	1,429	1,435
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)(3)	4.00%	7.75%	09/2032	4,909	4,871	4,539
First Advantage Holdings, LLC	Business Services	SOFR(Q)(3)	2.75%	6.48%	10/2031	1,615	1,615	1,597
Forgent Power LLC	Business Products	SOFR(Q)(3)	2.25%	5.95%	12/2032	4,562	4,519	4,583

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Foundational Education Group, Inc.	Education	SOFR(Q)(3)	4.25%	8.18%	08/2028	$4,403	$4,121	$4,095
Groundworks, LLC	Business Services	SOFR(M)(3)	3.00%	6.65%	03/2031	4,970	4,982	4,957
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.50%	7.14%	08/2032	4,455	4,445	4,463
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)(3)	2.75%	6.39%	02/2031	4,477	4,368	4,215
Houghton Mifflin Harcourt Company	Education	SOFR(Q)(3)	5.25%	9.01%	04/2029	4,941	4,862	3,926
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	7.73%	02/2032	5,940	5,913	5,910
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.08%	08/2028	5,000	4,840	4,798
ISolved, Inc.	Information Services	SOFR(M)(3)	2.75%	6.39%	10/2030	1,492	1,390	1,406
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)(3)	3.00%	6.66%	02/2033	4,010	3,934	3,849
Kaseya Inc.	Software	SOFR(Q)(3)	3.25%	6.91%	03/2032	4,575	4,577	3,561
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)(3)	2.75%	6.39%	03/2031	1,990	1,990	1,975
KnowBe4, Inc.	Education	SOFR(Q)(3)	3.75%	7.41%	07/2032	2,493	2,497	1,957
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.23%	03/2032	4,396	4,340	4,323
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.39%	12/2032	2,833	2,819	2,843
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)(3)	3.00%	6.55%	11/2030	3,741	3,723	3,652
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)(3)	3.00%	6.67%	05/2028	4,709	4,674	4,707
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.64%	04/2031	2,985	2,992	2,992
Michael Baker International, LLC	Business Services	SOFR(Q)(3)	4.50%	8.23%	12/2028	1,544	1,504	1,546
Michael Baker International, LLC	Business Services	SOFR(Q)(3)	4.00%	7.66%	12/2028	3,980	3,980	3,984
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)(3)	2.50%	6.14%	11/2031	1,990	1,983	1,943
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.64%	07/2031	4,978	4,955	4,829
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	5.89%	10/2030	1,980	1,976	1,960
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(M)(3)	3.50%	7.16%	03/2033	1,962	1,933	1,969
Oceankey (U.S.) II Corp.	Software	SOFR(M)(3)	3.50%	7.24%	12/2028	5,772	5,784	5,547
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.60%	12/2031	3,642	3,630	3,645
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.75%	6.41%	09/2030	2,793	2,750	2,773
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.17%	10/2032	3,990	3,995	3,997
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.50%	6.23%	07/2032	1,995	1,995	1,972
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.01%	06/2028	4,962	4,813	4,940
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.64%	06/2031	988	984	991
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	6.91%	02/2029	1,436	1,366	1,313
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	2.50%	6.15%	10/2032	2,836	2,829	2,841
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.23%	12/2027	3,955	3,901	3,420
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	6.98%	10/2030	4,962	4,972	3,625
Pushpay USA Inc.	Financial Services & Technology	SOFR(M)(3)	3.75%	7.39%	08/2031	4,962	4,965	4,665
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.48%	04/2028	4,043	4,001	3,812
RealPage, Inc.	Software	SOFR(Q)(3)	3.00%	6.99%	04/2028	894	891	838
Relativity Intermediate HoldCo LLC	Software	SOFR(M)(3)	2.75%	6.39%	01/2033	1,401	1,398	1,371
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.48%	07/2032	3,970	3,917	3,759
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.64%	12/2030	1,838	1,804	1,836
Salas O’Brien, Inc.	Manufacturing	SOFR(M)(3)	2.75%	6.39%	01/2033	2,122	2,113	2,128
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	7.73%	02/2032	3,410	3,421	3,353

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Secure Acquisition, Inc.	Packaging	SOFR(M)(3)	3.75%	7.39%	12/2028	$3,993	$3,989	$3,996
SonarSource Financing, LLC	Software	SOFR(Q)(3)	4.50%	8.18%	12/2030	5,804	5,724	5,412
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	6.89%	08/2029	3,264	3,233	3,067
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	6.98%	10/2030	4,971	4,968	4,967
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	7.00%	10.67%	04/2030	3,990	3,855	3,865
Storable, Inc.	Software	SOFR(M)(3)	3.25%	6.89%	04/2031	4,930	4,903	4,425
Summit Acquisition Inc.	Business Services	SOFR(M)(3)	3.50%	7.14%	10/2031	1,741	1,737	1,743
Sword Purchaser, LLC	Packaging	SOFR(M)(3)	4.00%	7.64%	04/2033	1,600	1,522	1,563
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	6.98%	07/2032	4,710	4,697	4,516
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.67%	01/2033	4,387	4,355	4,406
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	7.98%	08/2028	4,817	4,820	4,770
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.89%	03/2031	3,969	3,956	3,724
UKG Inc.	Software	SOFR(Q)(3)	2.25%	5.91%	02/2031	2,741	2,687	2,588
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)(3)	3.25%	6.90%	12/2032	2,696	2,684	2,708
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.64%	10/2031	4,203	4,193	3,967
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.48%	07/2029	4,961	4,967	4,884
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	6.64%	08/2030	4,076	4,042	4,005
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.91%	12/2032	6,948	6,913	6,391
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	6.89%	11/2031	6,948	6,933	6,792
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	8.92%	02/2028	2,516	2,517	2,516
Total Funded Investments						$340,206	$337,030	$326,421
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	$454	$(5)	$(16)
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	03/2027	274	—	(6)
Emma Buyer, LLC	Business Services	—	—	—	06/2033	188	(1)	—
Emma Buyer, LLC	Business Services	—	—	—	06/2033	375	(2)	—
Salas O’Brien, Inc.	Manufacturing	—	—	—	01/2028	163	—	—
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	416	1	(8)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	138	—	1
Total Unfunded Investments						$2,008	$(7)	$(29)
Total Investments						$342,214	$337,023	$326,392

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of June 30, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")

The following table is a listing of the individual investments in SLP I's portfolio as of December 31, 2025:

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	8.92%	10/1/2032	$3,821	$3,744	$3,809
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.50%	7.17%	12/22/2031	3,100	3,104	3,115
Asurion, LLC	Business Services	SOFR(M)(3)	4.25%	7.97%	9/19/2030	5,608	5,475	5,613
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	6.97%	12/11/2030	3,695	3,670	3,662
Berlin Packaging L.L.C.	Packaging	SOFR(M)(3)	3.25%	7.12%	6/7/2031	4,771	4,780	4,787
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.97%	5/31/2028	1,979	1,981	1,995
Boxer Parent Company Inc.	Software	SOFR(Q)(3)	3.00%	6.82%	7/30/2031	1,985	1,971	1,982
BradyPLUS Holdings, LLC	Distribution & Logistics	SOFR(Q)(3)	3.50%	7.15%	12/13/2032	3,090	3,044	3,062
Capstone Borrower, Inc.	Software	SOFR(Q)(3)	2.75%	6.40%	6/17/2030	1,121	1,115	1,122
Chrysaor Bidco S.a r.l.	Information Services	SOFR(Q)(3)	3.25%	7.14%	10/30/2031	714	714	720
Citrin Cooperman Advisors LLC	Business Services	SOFR(Q)(3)	3.00%	6.67%	4/1/2032	1,980	1,977	1,987
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.48%	6/14/2032	4,807	4,827	4,807
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.57%	10/8/2028	5,879	5,756	5,649
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.90%	4/1/2032	3,902	3,888	3,903
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.17%	3/31/2032	3,787	3,791	3,813
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.43%	9/29/2028	3,722	3,726	3,664
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.72%	7/2/2031	4,987	4,934	5,000
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.75%	7.47%	7/9/2032	4,000	3,984	4,015
Disco Parent, Inc.	Software	SOFR(Q)(3)	3.25%	7.07%	8/6/2032	2,500	2,494	2,519
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.61%	10/4/2029	4,473	4,470	4,309
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	6.72%	8/16/2030	3,769	3,721	3,361
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	7.92%	4/2/2029	4,966	4,901	4,985
Finastra USA, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.72%	9/15/2032	4,922	4,880	4,827
First Advantage Holdings, LLC	Business Services	SOFR(M)(3)	2.75%	6.47%	10/31/2031	1,954	1,954	1,937
Forgent Intermediate IV LLC	Manufacturing	SOFR(M)(3)	3.25%	6.90%	12/20/2032	4,573	4,528	4,551
Foundational Education Group, Inc.	Education	SOFR(Q)(3)	3.75%	7.85%	8/31/2028	4,426	4,090	4,092
Groundworks, LLC	Business Services	SOFR(M)(3)	3.00%	6.65%	3/14/2031	4,995	5,008	5,026
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.75%	7.47%	8/25/2032	4,478	4,467	4,501
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.07%	4/9/2029	4,967	4,875	4,396
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	7.67%	2/20/2032	5,970	5,941	5,946
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.02%	8/19/2028	4,000	3,854	3,905
Jones DesLauriers Insurance Management Inc.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.65%	12/10/2032	964	961	966
Kaseya Inc.	Software	SOFR(M)(3)	3.00%	6.72%	3/20/2032	4,598	4,600	4,608
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(M)(3)	3.00%	6.65%	3/22/2031	1,995	1,995	2,001
KnowBe4, Inc.	Software	SOFR(Q)(3)	3.75%	7.59%	7/23/2032	4,586	4,585	4,594
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.17%	3/4/2032	4,418	4,358	4,338
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.40%	12/18/2032	2,840	2,826	2,851
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(M)(3)	3.00%	6.72%	5/4/2028	4,733	4,689	4,755
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.65%	4/15/2031	2,000	2,008	2,008
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.72%	7/31/2031	5,003	4,978	4,972
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	5.97%	10/31/2030	1,990	1,985	1,996
Oceankey (U.S.) II Corp.	Media	SOFR(M)(3)	3.50%	7.32%	12/15/2028	5,802	5,817	5,732
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.40%	12/10/2031	3,259	3,247	3,277
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	3.25%	6.90%	9/24/2030	538	539	542

Portfolio Company and Type of Investment	Industry (4)	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)
Orion Midco Ltd	Financial Services & Technology	SOFR(Q)(3)	3.50%	7.43%	10/8/2032	$2,150	$2,158	$2,162
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(S)(3)	3.00%	6.60%	7/30/2032	4,261	4,251	4,284
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.08%	6/23/2028	4,988	4,804	4,913
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	6/25/2031	993	988	996
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	7.09%	2/26/2029	2,967	2,836	2,690
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	3.25%	6.94%	10/27/2032	2,843	2,836	2,859
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.17%	12/17/2027	3,975	3,903	3,825
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	6.92%	10/26/2030	4,987	4,998	4,985
Pushpay USA Inc.	Software	SOFR(S)(3)	3.75%	7.62%	8/15/2031	4,987	4,990	4,991
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.42%	4/24/2028	2,872	2,872	2,885
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.42%	7/21/2032	3,990	3,933	3,996
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.65%	12/23/2030	1,850	1,813	1,829
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	7.67%	2/28/2032	2,665	2,673	2,675
Secure Acquisition, Inc.	Packaging	SOFR(Q)(3)	3.75%	7.42%	12/16/2028	1,119	1,121	1,129
SonarSource Financing, LLC	Software	SOFR(M)(3)	4.50%	8.15%	12/19/2030	5,914	5,826	5,856
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	6.97%	8/13/2029	2,630	2,630	2,641
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	6.92%	10/4/2030	1,492	1,492	1,503
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	5.25%	9.40%	7/10/2026	3,491	3,471	3,440
Storable, Inc.	Software	SOFR(M)(3)	3.25%	6.97%	4/16/2031	2,805	2,808	2,822
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	6.92%	7/12/2032	4,734	4,720	4,765
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	7.92%	8/31/2028	4,842	4,845	4,834
TRC Companies LLC	Business Services	SOFR(M)(3)	3.00%	6.72%	12/8/2028	1,489	1,481	1,495
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	6.97%	3/3/2031	3,990	3,976	3,874
US Fertility Enterprises, LLC	Healthcare	SOFR(M)(3)	3.50%	7.15%	12/10/2032	2,467	2,454	2,479
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.72%	10/29/2031	4,224	4,213	4,189
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.42%	7/13/2029	4,987	4,993	4,987
VT Topco, Inc.	Business Services	SOFR(M)(3)	3.00%	6.87%	8/9/2030	4,096	4,060	4,046
Xplor T1, LLC	Software	SOFR(Q)(3)	3.50%	7.29%	12/1/2032	6,982	6,948	7,000
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	6.97%	11/26/2031	6,982	6,968	6,939
Zest Acquisition Corp.	Healthcare	SOFR(Q)(3)	5.25%	9.11%	2/8/2028	2,529	2,531	2,529
Total Funded Investments						$269,968	$267,844	$267,318
Unfunded Investments - First lien
Citrin Cooperman Advisors LLC	Business Services	—	—	—	4/1/2032	$455	$(5)	$2
Cohnreznick Advisory LLC	Financial Services & Technology	—	—	—	3/31/2027	580	1	4
Secretariat Advisors LLC	Business Services	—	—	—	2/28/2032	323	1	1
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/10/2032	374	—	2
Total Unfunded Investments						$1,732	$(3)	$9
Total Investments						$271,700	$267,841	$267,327

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR). For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2025.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of directors does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings")

Below is certain summarized financial information for SLP I as of June 30, 2026:

Selected Balance Sheet Information:	June 30, 2026	December 31, 2025
Assets
Investments at fair value (cost of $337,023 and $267,841)	$326,392	$267,327
Cash and cash equivalents	11,278	16,119
Receivable from unsettled securities sold	277	—
Interest and dividend receivable	1,301	692
Other assets	52	55
Total assets	$339,300	$284,193

Liabilities
Borrowings	251,950	161,950
Deferred financing costs (net of accumulated amortization of $348 and $173)	(1,426)	(1,597)
Payable for unsettled securities purchased	4,856	50,907
Contribution received in advance	3,000	8,000
Interest payable	3,301	3,359
Distribution payable	2,838	1,719
Other liabilities	384	369
Total liabilities	264,903	224,707

Members' capital	74,397	59,486
Total liabilities and members' capital	$339,300	$284,193

Selected Statement of Operations Information:	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest income	$6,318	$11,533
Other income	178	291
Total investment income	6,496	11,824

Interest and other financing expenses	3,355	6,159
Other expenses	185	353
Total expenses	3,540	6,512

Net investment income	2,956	5,312

Net realized gains (losses) on investments	(100)	(283)
Net change in unrealized appreciation (depreciation) of investments	(1,473)	(10,117)
Net increase (decrease) in members' capital	$1,383	$(5,088)

For the three and six months ended June 30, 2026, the Company earned approximately $2,188 and $3,918 of dividend income related to SLP I, which is included in dividend income. As of June 30, 2026 and December 31, 2025, approximately $2,253 and $1,331 of dividend income related to SLP I was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of June 30, 2026, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
Note 4. Fair Value
Pursuant to Rule 2a-5 under the 1940 Act, a market quotation is readily available for purposes of Section 2(a)(41) of the 1940 Act with respect to a security only when that "quotation is a quoted price (unadjusted) in active markets for identical investments that the fund can access at the measurement date, provided that a quotation will not be readily available if it is not reliable." Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes and ranks the inputs to valuation techniques used in measuring investments at fair value. The hierarchy classifies the inputs used in measuring fair value into three levels as follows:
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
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of June 30, 2026:

	Total	Level I	Level II	Level III
First lien	$1,559,219	$—	$91,826	$1,467,393
Second lien	50,733	—	8,980	41,753
Subordinated	56,199	—	—	56,199
Equity and other	161,414	—	—	161,414
Total investments	$1,827,565	$—	$100,806	$1,726,759

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,801,162	$—	$99,739	$1,701,423
Second lien	72,851	—	9,930	62,921
Subordinated	51,853	—	—	51,853
Equity and other	138,328	—	—	138,328
Total investments	$2,064,194	$—	$109,669	$1,954,525
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2026	$1,917,251	$1,663,608	$45,739	$52,918	$154,986
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(28,580)	(9,063)	(23)	—	(19,494)
Net change in unrealized appreciation (depreciation) of investments	19,027	7,016	420	(5)	11,596
Purchases, including capitalized PIK and revolver fundings (1)	94,576	75,865	469	3,286	14,956
Proceeds from sales and paydowns of investments (1)	(281,645)	(279,533)	(1,482)	—	(630)
Transfers into Level III (2)	11,360	9,842	1,518	—	—
Transfers out of Level III (2)	(5,230)	(342)	(4,888)	—	—
Fair Value, June 30, 2026	$1,726,759	$1,467,393	$41,753	$56,199	$161,414
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,312)	$(243)	$391	$(5)	$(7,455)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, March 31, 2025	$1,496,892	$1,273,379	$85,543	$44,773	$93,197
Total gains or losses included in earnings:
Net realized losses on investments	(553)	(20)	(608)	—	75
Net change in unrealized appreciation of investments	(17,308)	(12,733)	(847)	49	(3,777)
Purchases, including capitalized PIK and revolver fundings (1)	81,986	79,697	—	756	1,533
Proceeds from sales and paydowns of investments (1)	(131,606)	(118,587)	(4,515)	—	(8,504)
Transfers into Level III (2)	2,270	—	2,270	—	—
Transfers out of Level III (2)	(9,315)	(9,315)	—	—	—
Fair Value, June 30, 2025	$1,422,366	$1,212,421	$81,843	$45,578	$82,524
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(18,232)	$(13,187)	$(846)	$49	$(4,248)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2025	$1,954,525	$1,701,423	$62,921	$51,853	$138,328
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(29,576)	(9,841)	(241)	—	(19,494)
Net change in unrealized appreciation (depreciation) of investments	(2,978)	(6,546)	(2,508)	49	6,027
Purchases, including capitalized PIK and revolver fundings (1)	162,897	119,714	1,703	4,297	37,183
Proceeds from sales and paydowns of investments (1)	(406,587)	(391,778)	(14,179)	—	(630)
Transfers into Level III (2)	66,210	54,763	11,447	—	—
Transfers out of Level III (2)	(17,732)	(342)	(17,390)	—	—
Fair Value, June 30, 2026	$1,726,759	$1,467,393	$41,753	$56,199	$161,414
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(29,337)	$(13,825)	$(2,537)	$49	$(13,024)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the six months ended June 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at June 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2024	$1,446,945	$1,248,992	$72,312	$37,360	$88,281
Total gains or losses included in earnings:
Net realized gains on investments	(8,970)	(8,510)	(608)	—	148
Net change in unrealized depreciation	(15,826)	(9,475)	(1,981)	133	(4,503)
Purchases, including capitalized PIK and revolver fundings (1)	216,859	195,244	—	8,085	13,530
Proceeds from paydowns of investments (1)	(233,277)	(213,830)	(4,515)	—	(14,932)
Transfers into Level III (2)	16,635	—	16,635	—	—
Transfers out of Level III (2)	—	—	—	—	—
Fair Value, June 30, 2025	$1,422,366	$1,212,421	$81,843	$45,578	$82,524
Unrealized depreciation for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(25,637)	$(18,707)	$(1,982)	$133	$(5,081)

(1)Includes non-cash reorganizations and restructurings.
(2)As of June 30, 2025, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and six months ended June 30, 2026 and June 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
The Company invests in revolving credit facilities. These investments are categorized as Level III investments as these assets are not actively traded and their fair values are often implied by the term loans of the respective portfolio companies.
The Company generally uses the following framework when determining the fair value of investments where there is little, if any, market activity or observable pricing inputs. The Company typically determines the fair value of its performing debt investments utilizing an Income Based Approach (as described below). Additional consideration is given using a Market Based Approach (as described below), as well as reviewing the overall underlying portfolio company's performance and associated financial risks. The following outlines additional details on the approaches considered:
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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of June 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of June 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of June 30, 2026 were as follows:

				Range
Type	Fair Value as of June 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,463,460	Market & income approach	EBITDA multiple	7.0x	25.0x	14.9x
			Revenue multiple	5.0x	8.5x	6.2x
			Discount rate	6.9%	57.3%	10.8%
	3,933	Other	N/A(2)	N/A	N/A	N/A
Second lien	35,753	Market & income approach	EBITDA multiple	10.0x	16.0x	13.8x
			Discount rate	10.3%	160.2%	21.8%
	6,000	Other	N/A(2)	N/A	N/A	N/A
Subordinated	53,926	Market & income approach	EBITDA multiple	8.5x	20.0x	14.8x
			Discount rate	12.7%	14.3%	13.4%
	2,273	Other	N/A(2)	N/A	N/A	N/A
Equity and other	87,353	Market & income approach	EBITDA multiple	6.0x	19.0x	11.7x
			Revenue multiple	5.5x	8.5x	7.0x
			Discount rate	8.9%	26.8%	11.2%
	68,000	Income approach	Discount rate	9.5%	11.5%	10.5%
	6,061	Other	N/A(2)	N/A	N/A	N/A
	$1,726,759

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.

The unobservable inputs used in the fair value measurement of the Company's Level III investments as of December 31, 2025 were as follows:

				Range
Type	Fair Value as of December 31, 2025	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,453,143	Market & income approach	EBITDA multiple	7.0x	31.3x	16.7x
			Revenue multiple	4.5x	19.5x	10.0x
			Discount rate	6.3%	21.6%	9.2%
	248,280	Other	N/A (2)	N/A	N/A	N/A
Second lien	56,275	Market & income approach	EBITDA multiple	14.0x	18.0x	16.0x
			Discount rate	9.4%	15.8%	12.8%
	6,646	Other	N/A (2)	N/A	N/A	N/A
Subordinated	51,853	Market & income approach	EBITDA multiple	8.8x	20.0x	15.6x
			Discount rate	11.7%	12.8%	12.3%
Equity and other	90,328	Market & income approach	EBITDA multiple	6.0x	21.0x	12.8x
			Revenue multiple	7.5x	10.5x	9.0x
			Discount rate	9.3%	13.2%	10.0%
	48,000	Income Approach	Discount Rate	9.0%	11.0%	10.0%
	$1,954,525

(1)Unobservable inputs were weighted by the relative fair value of the investments.
(2)Fair value was determined based on transaction pricing or a recent acquisition or sale as the best measure of fair value with no material changes in operations of the related portfolio company since the transaction date.
The fair value measurements of the GS Credit Facility (as defined below), the NEWCRED Credit Facility (as defined below) and Unsecured Notes (as defined below) are considered Level III investments. See Note 6. Borrowings for details.

The following are the principal amounts and fair values of the Company’s borrowings as of June 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available:

	As of
	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$424,000	$422,994	$576,000	$574,490
NEWCRED Credit Facility (1)	266,686	267,979	499,389	502,270
Unsecured Notes	225,000	224,395	—	—
Total Borrowings	$915,686	$915,368	$1,075,389	$1,076,760
(1) As of June 30, 2026, the principal amount of the NEWCRED Credit Facility was $266,686, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of June 30, 2026, the fair value of the NEWCRED Credit Facility was $267,979, which included €24,528 denominated in EUR, AUD 44,829 denominated in AUD, and £610 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the fair value of the NEWCRED Credit Facility was $502,270, which included €24,533 denominated in EUR, AUD 44,849 denominated in AUD, and £610 denominated in GBP, that have been translated to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of June 30, 2026 and December 31, 2025. The Company's derivative instruments are considered Level II investments.

	As of
	June 30, 2026			December 31, 2025
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$225,000	$—	$(2,525)	$—	$—	$—
Total derivatives designated as hedging instruments	225,000	—	(2,525)	—	—	—
Total derivatives	225,000	—	(2,525)	—	—	—
Total net derivatives	$225,000	$—	$(2,525)	$—	$—	$—
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

Note 5. Agreements and Related Parties
Advisory and Management Agreements
The Company has entered into an investment advisory and management agreement (the "Investment Advisory Agreement") with the Investment Adviser. Under the Investment Advisory Agreement, the Investment Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. For providing these services, the Investment Adviser receives an annual base management fee and incentive fee from the Company. Following approval from the Company's initial shareholder, the Investment Advisory Agreement became effective on November 7, 2024, and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (A) the vote of the Board, or by the vote of a majority of the outstanding voting securities of the Company and (B) the vote of a majority of the Company's trustees who are not parties to the Investment Advisory Agreement or "interested persons" (as such term is defined in Section 2(a)(19) of the 1940 Act) of any such party, in accordance with the requirements of the 1940 Act. Although the initial term of the Investment Advisory Agreement would not have expired until November 7, 2026, the Board most recently re-approved the Investment Advisory Agreement on February 11, 2026, at an in-person meeting, for a period of 12 months commencing on March 1, 2026.
Management Fee
NEWCRED Management Fee
Pursuant to the Investment Advisory Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets (as defined below) as of the beginning of the first business day of the applicable month. For purposes of this Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with United States generally accepted accounting principles. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets.
The base management fee could also be reduced by any voluntary fee waivers made by the Investment Adviser. The management fee will be reduced, but not below zero, by any amounts paid to a placement agent. The Investment Adviser has entered into agreements with placement agents that provide for ongoing payments from the Investment Adviser based upon the amount of a shareholder's subscriptions. Neither the Company nor any shareholder will bear any of the fees paid to placement agents of the Company as any such fees paid will offset the management fees.
Incentive Fee
Under both the Investment Advisory Agreement, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.

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
For the three and six months ended June 30, 2026, there were no incentive fees waived by the Company. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
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

The following table summarizes the management fees and incentive fees incurred by the Company for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Management fee	$3,009	$3,145	$6,150	$6,162
Less: management fee waiver	(40)	(19)	(40)	(40)
Net management fee	$2,969	$3,126	$6,110	$6,122
Incentive fee, excluding accrued incentive fees on capital gains	$3,410	$3,482	$6,889	$6,500
For the three and six months ended June 30, 2026 and June 30, 2025, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company.
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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of June 30, 2026, the Adviser has made Expense Payments in the amount of $2,615 for which the Company has made $1,050 in Reimbursement Payments since inception.

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

Note 6. Borrowings
Unsecured Notes
GIII and the Company have issued multiple series of unsecured notes bearing interest at fixed rates with various maturities, including the July 2025A Notes, July 2025B Notes, and July 2025C Notes (each defined below and together, the “GIII Unsecured Notes”), and the March 2029 Notes and March 2031 Notes (each defined below and together, the “NEWCRED Unsecured Notes” and together with the GIII Unsecured Notes, the “Unsecured Notes”).
GIII Unsecured Notes
On August 4, 2021, GIII entered into a Master Note Purchase Agreement (the "GIII Note Purchase Agreement") with certain institutional investors (the "GIII Purchasers"). Pursuant to the GIII Note Purchase Agreement, on August 4, 2021, GIII issued to the Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "July 2025A Notes"), and on December 21, 2021, at a second closing, GIII issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "July 2025B Notes") On March 10, 2022, GIII entered into a first supplement (the "GIII Supplement") to its Note Purchase Agreement with certain Purchasers. Pursuant to the Supplement, on March 10, 2022, GIII issued to the Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “July 2025C Notes”).
In connection with the Merger, the Company and GIII entered into an Assumption Agreement, effective as of the closing date of the Merger (the "Assumption Agreement"), pursuant to which the Company, as the surviving company of the Merger, unconditionally and expressly assumed, confirmed, and agreed to perform and observe each covenant and condition applicable to GIII under the GIII Note Purchase Agreement and the GIII Unsecured Notes. Pursuant to the Assumption Agreement, all references to GIII under the GIII Note Purchase Agreement, the GIII Unsecured Notes, or any other document or instrument delivered in connection therewith, shall be deemed to be references to the Company, except for references to GIII relating to its status prior to the consummation of the Merger.
The July 2025A Notes and the July 2025B Notes bore interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The July 2025C Notes bore interest at an annual rate of 3.95%, payable semi-annual on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates were subject to an increase in the event that: (i) subject to certain exceptions, the GIII Unsecured Notes or the Company ceased to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the GIII Note Purchase Agreement) was less than 1.83 to 1.00.
The Company was obligated to offer to prepay the GIII Unsecured Notes (i) each time the Company received an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the GIII Note Purchase Agreement) and (ii) each time the Company received an aggregate amount of net proceeds, or if the Company was permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the GIII Note Purchase Agreement), in each case that was at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of GIII Unsecured Notes issued under the GIII Note Purchase Agreement and the Supplement.
The GIII Note Purchase Agreement also contained customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and a RIC under Subchapter M of the Code, minimum stockholders’ equity, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, misrepresentation in a material respect, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The GIII Note Purchase Agreement included certain additional covenants and terms, including, without limitation, a requirement that the Company will not permit the Asset Coverage Ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required to be held by the Company to comply with the 1940 Act.
The GIII Unsecured Notes were unsecured obligations and ranked senior in right of payment to the Company’s existing and future indebtedness, if any, that was expressly subordinated in right of payment to the GIII Unsecured Notes; equal in right of payment to the Company's existing and future unsecured indebtedness that was not so subordinated; and effectively junior in right of payment to any of the Company's secured indebtedness (including existing unsecured indebtedness that the

Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries and financing vehicles.
On May 6, 2024, GIII offered to prepay approximately $50,651 aggregate principal amount, including any accrued but unpaid interest, of the GIII Unsecured Notes pursuant to Section 8.9(a) and (b) of the GIII Note Purchase Agreement. The GIII Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on June 5, 2024.
On July 16, 2024, GIII offered to prepay approximately $25,152 aggregate principal amount, including any accrued but unpaid interest, of the GIII Unsecured Notes pursuant to Section 8.9(a) and (b) of the GIII Note Purchase Agreement. The GIII Unsecured Notes, including any accrued but unpaid interest on the principal redeemed, were redeemed in this amount on August 16, 2024.
On June 25, 2025, the Company redeemed, in full, $200,000 aggregate principal amount of the outstanding GIII Unsecured Notes, including any accrued interest through the repayment date.

NEWCRED Unsecured Notes

On February 25, 2026, NEWCRED entered into a Master Note Purchase Agreement (the "NEWCRED Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the NEWCRED Note Purchase Agreement, on February 25, 2026, NEWCRED issued to the Purchasers, in a private placement, $85,000 in aggregate principal amount of 6.47% Series 2026A Senior Notes, Tranche A, due March 15, 2029 (the "March 2029 Notes"), and $140,000 in aggregate principal amount of 6.89% Series 2026A Senior Notes, Tranche B, due March 17, 2031 (the "March 2031 Notes").
The March 2029 Notes and the March 2031 Notes bear interest at annual rates of 6.47% and 6.89%, respectively, payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2026. These interest rates are subject to an increase in the event that: (i) subject to certain exceptions, the Company ceases to have an investment grade rating or (ii) the Secured Debt Ratio (as defined in the NEWCRED Note Purchase Agreement) exceeds 50%.
The NEWCRED Unsecured Notes are unsecured obligations and rank senior in right of payment to any of the Company’s existing and future indebtedness that is expressly subordinated to the NEWCRED Unsecured Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries and financing vehicles.

The NEWCRED Note Purchase Agreement contains customary terms and conditions for unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a BDC under the 1940 Act and as a RIC under Subchapter M of the Code, minimum stockholders’ equity, and restrictions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice provisions, including, without limitation, nonpayment, material misrepresentation, breach of covenant, cross-default under other indebtedness of the Company or certain subsidiaries, certain judgments and orders, and certain events of bankruptcy. The NEWCRED Note Purchase Agreement includes additional covenants and terms, including, without limitation, a requirement that the Company not permit the asset coverage ratio to be less than the greater of (x) 1.50 to 1.00 and (y) the minimum asset coverage required for the Company to comply with the 1940 Act.
All fees associated with the origination of the NEWCRED Unsecured Notes are capitalized on the Company's Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Unsecured Notes.

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025(1)	June 30, 2026	June 30, 2025(1)
Interest expense (2)	$3,934	$1,735	$5,454	$3,593
Amortization of financing costs	$164	$169	$227	$317
Weighted average interest rate	6.7%	3.7%	6.7%	3.7%
Effective interest rate	7.3%	4.2%	7.2%	4.1%
Average debt outstanding	$225,000	$189,011	$225,000	$194,475
(1) Represents the periods ended on June 25, 2025 when the Unsecured Notes were fully redeemed.
(2) For the three and six months ended June 30, 2026, Interest Expense includes net income (expense) recognized on the fair value hedges.
As of June 30, 2026 and December 31, 2025, the outstanding balance on the NEWCRED Unsecured Notes was $220,309 and $0, respectively, and the Company was in compliance with the applicable covenants of the NEWCRED Note Purchase Agreement on such dates.
    Interest Rate Swaps—In connection with the issuance of the March 2029 Notes, the Company entered into an interest rate swap on February 25, 2026 with Deutsche Bank AG, New York Branch, in which the Company receives a fixed interest rate of 6.47% and pays a floating interest rate of one-month SOFR plus 3.10% on the notional amount of $85,000. In connection with the issuance of the March 2031 Notes, the Company entered into an interest rate swap on February 25, 2026 with U.S. Bank National Association, in which the Company receives a fixed interest rate of 6.89% and pays a floating rate of one-month SOFR plus 3.38% on the notional amount of $140,000. The Company designates interest rate swaps as fair value hedges in a qualifying fair value hedge accounting relationship to mitigate risk of changes in the fair value of financial liabilities due to interest rate risk.
The Company recorded and formally documented all hedging relationships, its risk management objective and strategy upon entering into each hedging relationship. The Company has elected the shortcut method under ASC 815 and therefore assumes no ineffectiveness as long as the shortcut method criteria continue to be met. The Company periodically assesses continued qualification under the shortcut method to confirm that all required criteria remain satisfied. The corresponding adjustment to the hedged asset or liability is included in the basis of the hedged item, while the corresponding change in the fair value of the derivative instrument is recorded as an adjustment to "Derivative assets at fair value" or "Derivative liabilities at fair value", as applicable.
If a hedge relationship is de-designated or if hedge accounting is discontinued because the hedged item no longer exists, the derivative will continue to be recorded as a "Derivative asset at fair value" or "Derivative liability at fair value" in the Consolidated Statements of Assets and Liabilities at its fair value, with changes in fair value recognized in net change in unrealized appreciation (depreciation).
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest income (expense) recognized on derivative	$(153)	$(158)
(Losses) gains recognized on derivative	(2,525)	(4,691)
Gains (losses) recognized on hedged item	2,525	4,691
Net income (expense) recognized on fair value hedge	$(153)	$(158)

The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026
Description	Carrying Value	Cumulative Amount of Basis Adjustment
March 2029 Notes	$83,477	$1,523
March 2031 Notes	$136,832	$3,168
The Company’s derivative instrument contracts are subject to ISDA Master Agreements which contain certain covenants and other provisions upon the occurrence of specific credit-risk-related events which may allow the counterparties to terminate derivatives contracts if the Company fails to maintain sufficient asset coverage for its derivative contracts or upon certain credit events. As a result, the hedging relationship terminates and is immediately accelerated and deemed payable pursuant to the ISDA Master Agreement.
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net liability position on June 30, 2026 was $4,691, compared to $0 on December 31, 2025, for which Deutsche Bank AG, New York Branch had posted collateral of $0 and $0, respectively, and U.S. Bank National Association had posted collateral of $20 and $0, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
Unsecured Management Company Revolver
The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated February 5, 2026, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. As of the agreement on February 5, 2026, the maturity date of the Unsecured Management Company Revolver is December 31, 2030.
As of the agreement on February 5, 2026, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of June 30, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three months ended June 30, 2026 amortization of financing costs was $1.
GS Credit Facility
On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and the proceeds from the GS Credit Facility were partially used for repayment of the Wells Credit Facility and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2030, (b) 45 days prior to the maturity date of the Equityholder (the Company), or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
As of the amendment on December 17, 2025, the GS Credit Facility bears interest at a rate of SOFR plus 1.75% per annum. From the period December 17, 2024 through December 16, 2025, the GS Credit Facility bore interest at a rate of SOFR plus 2.20% per annum. Prior to December 17, 2024, the GS Credit Facility bore interest at a rate of SOFR plus 2.95% per annum. The GS Credit Facility also charges a 0.50% non-usage fee on the unused facility amount.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$6,618	$6,341	$14,546	$13,048
Non-usage fee	$232	$498	$332	$808
Amortization of financing costs	$342	$351	$681	$688
Weighted average interest rate	5.6%	6.6%	5.6%	6.7%
Effective interest rate	6.1%	7.5%	6.0%	7.4%
Average debt outstanding	$466,419	$377,435	$517,277	$389,963
As of June 30, 2026 and December 31, 2025, the outstanding balance on the GS Credit Facility was $424,000 and $576,000, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
NEWCRED Credit Facility
The Senior Secured Revolving Credit Agreement (together with the related guarantee and security agreement, the "RCA"), dated May 12, 2025, among the Company, as the Borrower, Sumitomo Mitsui Banking Corporation, as the Administrative Agent, and the Lenders, as outlined in the RCA (the "NEWCRED Credit Facility"), is structured as a senior secured revolving credit facility. The NEWCRED Credit Facility is guaranteed by certain of the Company's domestic subsidiaries and proceeds from the NEWCRED Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. The maturity date of the NEWCRED Credit Facility is May 10, 2030.
As of the amendment and restatement on February 2, 2026, the maximum amount of revolving borrowings available under the NEWCRED Credit Facility was $585,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NEWCRED Credit Facility are capitalized on the Company’s Consolidated Statement of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Credit Facility. The NEWCRED Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NEWCRED Credit Facility generally bears interest of 1.90% to 2.00%, depending on the borrowing base, plus benchmark rates. The NEWCRED Credit Facility also charges a 0.375% commitment fee based on the unused facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the three and six months ended June 30, 2026:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest expense	$4,100	$116	$10,150	$116
Non-usage fee	$282	$237	$404	$237
Amortization of financing costs	$223	$109	$429	$109
Weighted average interest rate	5.6%	6.4%	5.7%	6.4%
Effective interest rate	6.3%	26.2%	6.1%	26.2%
Average debt outstanding	$288,293	$12,960	$357,354	$12,960
As of June 30, 2026, the outstanding balance on the NEWCRED Credit Facility was $266,686, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars.
Leverage risk factors—The Company utilizes and may utilize leverage to the maximum extent permitted by applicable laws and regulations for investment and other general business purposes. Certain of the Company's lenders may have fixed dollar claims on certain assets that are superior to the claims of the Company's common shareholders, and the Company would expect such lenders to seek recovery against these assets in the event of a default. The use of leverage also magnifies the potential for gain or loss on amounts invested. Leverage may magnify interest rate risk (particularly on the Company's fixed-rate investments), which is the risk that the prices of portfolio investments will fall or rise if market interest rates for those types of securities rise or fall. As a result, leverage may cause greater changes in the Company's net assets. Similarly, leverage may cause a sharper decline in the Company's income than if the Company had not borrowed. Such a decline could negatively affect the Company's ability to make distributions to its shareholders. Leverage is generally considered a speculative investment technique. The Company's ability to service any debt incurred will depend largely on financial performance and will be subject to prevailing economic conditions and competitive pressures.

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

Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2026, the Company had unfunded commitments on revolving credit facilities of $111,311, no outstanding bridge financing commitments, and other future funding commitments of $161,942, which included €4,452 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $125,118, no outstanding bridge financing commitments and other future funding commitments of $250,064, which included €4,452 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility and NEWCRED Credit Facility as of June 30, 2026 and December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of June 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $20,395 and $33,345, respectively, which could require funding in the future.
As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to an equity investment in SLP I of $12,000 and $32,000, respectively, which may be funded from time to time to satisfy a capital call issued by SLP I.

Note 9. Net Assets
The following table summarizes transactions in Shares for three and six months ended June 30, 2026.

	Three Months Ended June 30, 2026		Six Months ended June 30, 2026
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	69,137	$1,615	292,888	$6,972
Distributions reinvested	317,505	7,407	619,032	14,635
Share repurchases	(156,338)	(3,614)	(1,757,277)	(41,028)
Early repurchase deduction	—	—	—	—
Net increase (decrease)	230,304	$5,408	(845,357)	$(19,421)

The following table summarizes transactions in Shares for the three and six months ended June 30, 2025.

	Three months ended June 30, 2025		Six Months ended June 30, 2025
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	1,973,482	$49,265	2,020,658	$50,447
Distributions reinvested	264,300	6,583	434,726	10,854
Share repurchases	(15,128)	(371)	(64,447)	(1,603)
Early repurchase deduction	—	7	—	32
Total increase (decrease)	2,222,654	$55,484	2,390,937	$59,730
The following table reflects the distributions declared on the Shares for the six months ended June 30, 2026.

Date Declared	Record Date	Payment Date	Per Share Amount
January 21, 2026	January 30, 2026	February 27, 2026	$0.19
February 25, 2026	February 27, 2026	March 31, 2026	0.19
March 25, 2026	March 31, 2026	April 30, 2026	0.19
April 22, 2026	April 30, 2026	May 31, 2026	0.19
May 26, 2026	May 31, 2026	June 30, 2026	0.19
June 26, 2026	June 30, 2026	July 31, 2026	0.19
			$1.14

The following table reflects the distributions declared on the Shares for the six months ended June 30, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
April 22, 2025	April 30, 2025	May 30, 2025	0.19
May 23, 2025	May 31, 2025	June 30, 2025	0.19
June 23, 2025	June 30, 2025	July 31, 2025	0.19
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
Share Repurchase Program
Beginning with the fiscal quarter ended March 31, 2025, the Company commenced a share repurchase program in which the Company may repurchase, in each quarter and at the Board’s discretion, up to 5% of the NAV of the Company’s Shares outstanding (either by number of Shares or aggregate NAV) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in the best interest of shareholders, such as when a repurchase offer would place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. The Company intends to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended, and the 1940 Act. All Shares purchased pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued Shares.

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
During the three and six months ended June 30, 2026, approximately 156,338 and 1,757,277 Shares were repurchased, respectively. During the three and six months ended June 30, 2025, approximately 15,128 and 64,447 Shares were repurchased, respectively.
The following table further summarizes the share repurchases completed during the six months ended June 30, 2026:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased
March 4, 2026	1,600,939	3.8%	$23.37	March 31, 2026	$37,414
June 1, 2026	156,338	0.4%	$23.12	June 30, 2026	$3,614

(1)Percentage is based on total Shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
The following table further summarizes the share repurchases completed during the six months ended June 30, 2025:

Repurchase deadline request	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,207
May 30, 2025	15,128	0.0%	$24.55	June 30, 2025	$364

(1)Percentage is based on total Shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.

Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Earnings per share - basic and diluted
Numerator for basic & diluted earnings per share:	$13,280	$6,254	$8,320	$24,683
Denominator for basic & diluted weighted average share:	41,385,059	41,257,397	41,938,637	40,201,073
Basic & diluted earnings per share:	$0.32	$0.15	$0.20	$0.61

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the six months ended June 30, 2026 and June 30, 2025.

	Six Months Ended June 30, 2026	Six months ended June 30, 2025
Per share data(1):
Net assets value at the beginning of the period	$24.06	$25.07
Net investment income	1.13	1.23
Net realized and unrealized gains (losses)	(0.93)	(0.61)
Total net increase	0.20	0.62
Placement fees (3)	—	—
Distributions declared to shareholders from net investment income	(1.14)	(1.14)
Early repurchase deduction (3)	—	—
Net assets value at the end of period	$23.12	$24.55
Total return based on net assets (2)	0.85%	2.50%
Shares outstanding at end of period	41,342,086	41,415,942
Average weighted shares outstanding for the period	41,938,637	40,201,073
Average net assets for the period	$991,711	$1,004,167
Ratio to average net assets :
Net investment income(4)	9.69%	9.93%
Total expenses, before waivers/reimbursements (4)	9.86%	7.03%
Total expenses, net of waivers/reimbursements (4)	9.95%	6.99%

Average debt outstanding—Unsecured Notes	$225,000	$194,475
Average debt outstanding—GS Credit Facility	517,277	389,963
Average debt outstanding—NEWCRED Credit Facility	357,354	12,960
Asset coverage ratio	204.94%	289.34%
Portfolio turnover	8.97%	12.37%

(1)Per share data is based on weighted average Shares outstanding for the respective period (except for distributions declared to shareholders, which are based on actual rate per Share).
(2)Total return is calculated assuming a purchase at net assets per Share, on the first day of the year, and a sale at net assets per Share, respectively on the last day of the period. Dividends and distributions, if any, are assumed for purposes of this calculation, to be reinvested at net assets per Share, respectively on the last day of the respective quarter. Total return calculation is not annualized.
(3)The per share amount rounds to less than $0.01 per share.
(4)Amounts are annualized except for organizational and offering expenses. For six months ended June 30, 2026 and June 30, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support/recoupment.

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging - Hedge Accounting Improvements ("ASU 2025-09”), which enhances certain aspects of the guidance by (i) expanding the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge, (ii) providing a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on choose-your-rate debt instruments, (iii) expanding hedge accounting for forecasted purchases and sales of nonfinancial assets, (iv) eliminating the requirement to apply the net written option test to a compound derivative comprising a swap and a written option designated as the hedging instrument in a hedge of interest rate risk, and (v) eliminating the recognition and presentation mismatch related to dual hedge strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted and prospective application for all hedging relationships is required. The Company is currently assessing the impact of this guidance and does not expect a material impact on its consolidated financial statements.
In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock ("ASU 2026-01"), which requires an issuer to initially measure paid-in-kind dividends on equity-classified preferred stock by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The ASU addresses measurement only and does not change recognition requirements. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in shareholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
July Subscriptions and Dividend Declarations
The Company received approximately $2,704 of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective July 1, 2026.
On July 21, 2026, the Board declared a distribution of $0.19 per share which is payable on August 31, 2026 to shareholders of record as of July 31, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of June 30, 2026, the related consolidated statements of operations, and changes in net assets for the three-month and six-month periods ended June 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statement of assets and liabilities of the Company, including the consolidated schedule of investments as of December 31, 2025, and the related consolidated statements of operations, changes in net assets, cash flows, and financial highlights for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of assets and liabilities as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated statement of assets and liabilities from which it has been derived.

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
August 11, 2026

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
Forward-Looking Statements
The information contained in this section should be read in conjunction with the financial data and consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report (including in the following discussion) constitute forward-looking statements, which relate to future events or our future performance or our financial condition. The forward-looking statements contained in this section involve a number of risks and uncertainties, including:
•statements concerning the impact of a protracted decline in the liquidity of credit markets on the industries in which we invest;
•the general economy, including fluctuating interest and inflation rates;
•the uncertainty associated with the imposition of tariffs and/or trade barriers and changes in trade policy and its impact on our portfolio companies and the global economy;
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
•actual and potential conflicts of interest with the Investment Adviser and New Mountain Capital Group, L.P. (together with New Mountain Capital, L.L.C. and its affiliates, "New Mountain Capital") whose ultimate owners include Steven B. Klinsky, other current and former New Mountain Capital professionals and related vehicles, and a minority investor; and
•the risk factors set forth in Item 1A.—Risk Factors, contained in this Quarterly Report on Form 10-Q.
Forward-looking statements are identified by their use of such terms and phrases such as "anticipate", "believe", "continue", "could", "estimate", "expect", "intend", "may", "plan", "potential", "project", "seek", "should", "target", "will", "would" or similar expressions. Actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth in Item 1A.—Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report on Form 10-Q.
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
The Investment Adviser is a wholly-owned subsidiary of New Mountain Capital. New Mountain Capital is a global investment firm with approximately $60 billion of assets under management and a track record of investing in the middle market. New Mountain Capital focuses on investing in defensive growth companies across its private equity, credit and net lease investment strategies. The Investment Adviser manages our day-to-day operations and provides us with investment advisory and management services. The Investment Adviser also manages other funds that may have investment mandates that are similar, in whole or in part, to ours. New Mountain Finance Administration, L.L.C. (the "Administrator"), a wholly-owned subsidiary of New Mountain Capital, provides the administrative services necessary to conduct our day-to-day operations. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services.
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C ("GIII SPV"), is our wholly-owned direct subsidiary, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), was our wholly-owned direct subsidiary, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of our portfolio companies organized as a limited liability company; we consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of June 30, 2026, our top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.
As of June 30, 2026, our net assets were approximately $956.0 million and our portfolio had a fair value of approximately $1,827.6 million in 121 portfolio companies.

Recent Developments
July Subscriptions and Dividend Declarations
The Company received approximately $2.7 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective July 1, 2026.
On July 21, 2026, the Board declared a distribution of $0.19 per share which is payable on August 31, 2026 to shareholders of record as of July 31, 2026.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting estimates.
Basis of Accounting
We consolidate our wholly-owned direct subsidiary NEWCRED SPV. We are an investment company following accounting and reporting guidance as described in Accounting Standards Codification Topic 946, Financial Services—Investment Companies ("ASC 946").
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of June 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of June 30, 2026.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis, based on their equity commitments, as transactions are completed. Any decision by SLP I to call on capital commitments requires approval by the board of managers of SLP I. As of June 30, 2026 and December 31, 2025, the Company and SkyKnight IV have committed $80.0 million and $20.0 million, respectively, of equity to SLP I. As of June 30, 2026, the Company and SkyKnight IV

contributed $68.0 million and $17.0 million, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV contributed $48.0 million and $12.0 million, respectively, of equity to SLP I.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing rate ("SOFR") plus 1.47%, and after the availability period it will bear SOFR plus 1.62%. As of June 30, 2026, SLP I's revolving credit facility has a maximum borrowing capacity of $300.0 million. As of June 30, 2026, SLP I had total investments with an aggregate fair value of approximately $326.4 million, and debt outstanding under its credit facility of approximately $252.0 million. As of June 30, 2026, none of SLP I's investments were on non-accrual status. Additionally, as of June 30, 2026, SLP I had unfunded commitments in the form of delayed draws of approximately $2.0 million.
Below is a summary of SLP I's portfolio as of June 30, 2026 and December 31, 2025:

(dollars in millions)	June 30, 2026	December 31, 2025
First lien investments (1)	$342	$272
Weighted average interest rate on first lien investments (2)	7.13%	7.36%
Number of portfolio companies in SLP I	90	75
Largest portfolio company investment (1)	$7	$7
Total of five largest portfolio company investments (1)	$31	$32

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP I's consolidated portfolio as of June 30, 2026 and additional information on certain summarized financial information for SLP I as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and six months ended June 30, 2026, the Company recognized PIK interest from investments of $2.9 million and $6.0 million, respectively, and PIK dividends from investments of $1.5 and $3.0 million, respectively. For the three and six months ended June 30, 2025, the Company recognized PIK interest from investments of $2.4 million and $4.7 million, respectively, and PIK dividends from investments of $2.2 million and $4.5 million, respectively.
Dividend income on preferred securities is recorded as dividend income on an accrual basis to the extent that such amounts are deemed collectible.
Non-accrual income: Investments are placed on non-accrual status when principal or interest payments are past due for 30 days or more and when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest or dividends are generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest or dividends are not reversed when an investment is placed on non-accrual status. Interest or dividend payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate collectability. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
We use an investment risk rating system to characterize and monitor the credit profile and expected level of returns on each investment in the portfolio. As such, we assign each investment a composite score ("Risk Rating") based on two metrics – 1) Operating Performance and 2) Business Characteristics:
•Operating Performance assesses the health of the investment in context of its financial performance and the market environment it faces. The metric is expressed in Tiers of “4” to “1”, with “4” being the best and “1” being the worst:
◦Tier 4 – Business performance is in-line with or above expectations
◦Tier 3 – Moderate business underperformance and/or moderate market headwinds
◦Tier 2 – Significant business underperformance and/or significant market headwinds
◦Tier 1 – Severe business underperformance and/or severe market headwinds
•Business Characteristics assesses the health of the investment in context of the underlying portfolio company’s business and credit quality, the underlying portfolio company’s current balance sheet, and the level of support from the equity sponsor. The metric is expressed on a qualitative scale of “A” to “C”, with “A” being the best and “C” being the worst.
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
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of June 30, 2026:

(in millions)	As of June 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,578.9	84.0%	$1,566.8	85.7%
Yellow	233.4	12.4%	200.5	11.0%
Orange	68.3	3.6%	60.3	3.3%
Red	—	—%	—	—%
	$1,880.6	100.0%	$1,827.6	100.0%
As of June 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 12 portfolio companies that had a Yellow Risk Rating and 3 portfolio companies that had an Orange Risk Rating.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,827.6 million in 121 portfolio companies at June 30, 2026 and approximately $2,064 million in 125 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the six months ended June 30, 2026 and June 30, 2025:

(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Investments in 37 and 38, respectively, new and existing portfolio companies	$178.0	$209.8
Debt repayments in existing portfolio companies	(206.7)	(177.9)
Sales of securities in 19 and 3 portfolio companies, respectively	(182.1)	(14.5)
Change in unrealized appreciation on 30 and 22 portfolio companies, respectively	30.7	12.9
Change in unrealized depreciation on 101 and 74 portfolio companies, respectively	(38.4)	(28.5)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total interest income	$43.0	$39.3
Dividend income	3.7	2.2
Fee income	1.0	0.7
Total investment income	$47.7	$42.2
Our total investment income increased by approximately $5.5 million, or 13%, for the three months ended June 30, 2026 as compared to the same period in the prior year. For the three months ended June 30, 2026, total investment income of approximately $47.7 million consisted of approximately $38.0 million in cash interest from investments, approximately $2.9 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.1 million, approximately $3.7 million in dividends from investments and approximately $1.0 million in fee income.
The increase in interest income of approximately $3.7 million during the three months ended June 30, 2026 as compared to the same period in the prior year, was primarily due to the higher average invested balance. Dividend income increased by $1.5 million for the three months ended June 30, 2026 as compared to the same period in the prior year, primarily due to the increase in distributions from NEWCRED SLP. Fee income during the three months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 1 portfolio company and commitment fees.

Operating Expenses

(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Management fee	$3.0	$3.1
Less: management fee waiver	—	—
Net management fee	$3.0	$3.1
Interest and other financing expenses	15.9	9.6
Incentive fee	3.4	3.5
Administrative expenses	0.8	0.9
Professional fees	0.5	0.6
Organizational and offering expenses	0.1	0.2
Other general and administrative expenses	0.2	0.1
Net expenses before expense support and income taxes	23.9	18.0
Plus: recoupment of expense support	0.2	0.2
Less: expense support	0.1	(0.2)
Net expenses before income taxes	24.2	18.0
Income tax expense (benefit)	—	—
Net expenses after income taxes	$24.2	$18.0
Our total net operating expenses increased by approximately $6.2 million for the three months ended June 30, 2026 as compared to the same period in the prior year. Our incentive fee and net management fee remained relatively flat during the three months ended June 30, 2026 as compared to the same period in the prior year.
Interest and other financing expenses increased by approximately $6.3 million during the three months ended June 30, 2026 as compared to the same period in the prior year, primarily due to the higher average debt outstanding during the period.
Our total professional fees, administrative expenses, and other general and administrative expenses remained relatively flat during the three months ended June 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

(in millions)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net realized gains (losses) on investments	$(28.7)	$(0.6)
Net change in appreciation (depreciation) of investments	17.7	(17.4)
Net change in unrealized (depreciation) appreciation of foreign currency	0.8	—
Benefit (provision) for taxes	—	—
Net realized and unrealized (losses) gains	$(10.2)	$(18.0)
Our net realized losses and unrealized appreciation resulted in a net loss of approximately $10.2 million for the three months ended June 30, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $18.0 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended June 30, 2026 was primarily driven by the unrealized depreciation on DECA Dental Holdings LLC and Knockout Intermediate Holdings I Inc., partially offset by unrealized gains on RLG Holdings, LLC. The net loss for the three months ended June 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc.

Results of Operations for the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total interest income	$87.8	$77.7
Dividend income	6.9	4.5
Fee income	1.8	2.0
Total investment income	$96.5	$84.2
Our total investment income increased by approximately $12.3 million, or 15%, for the six months ended June 30, 2026 as compared to the same period in the prior year. For the six months ended June 30, 2026, total investment income of approximately $96.5 million consisted of approximately $78.5 million in cash interest from investments, approximately $0.1 million in prepayment fees, approximately $6.0 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $3.2 million, approximately $6.9 million in dividends from investments and approximately $1.8 million in fee income.
The increase in interest income of approximately $10.1 million during the six months ended June 30, 2026 as compared to the same period in the prior year, was primarily due to the higher average invested balance. Dividend income increased by $2.4 million for the six months ended June 30, 2026, primarily due to distributions from NEWCRED SLP. Fee income during the six months ended June 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 11 portfolio companies and commitment fees.
Operating Expenses

(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Management fee	$6.2	$6.2
Less: management fee waiver	—	—
Net management fee	$6.2	$6.2
Interest and other financing expenses	32.3	19.0
Incentive fee	6.9	6.5
Administrative expenses	1.7	1.6
Professional fees	1.2	1.2
Organizational and offering expenses	0.1	0.4
Other general and administrative expenses	0.2	0.1
Net expenses before expense support and income taxes	48.6	35.0
Plus: recoupment of expense support	0.3	0.2
Less: expense support	0.1	(0.3)
Net expenses before income taxes	49.0	34.9
Income tax expense (benefit)	—	0.1
Net expenses after income taxes	$49.0	$35.0
Our total net operating expenses increased by approximately $14.0 million for the six months ended June 30, 2026 as compared to the same period in the prior year. Our incentive fee and net management fee remained relatively consistent for the six months ended June 30, 2026 as compared to the same period in the prior year.
Interest and other financing expenses increased by approximately $13.3 million during the six months ended June 30, 2026 as compared to the same period in the prior year, primarily due to the higher average debt outstanding during the period.
Our total professional fees, administrative expenses, and other general and administrative expenses remained relatively flat during the six months ended June 30, 2026 as compared to the same period in the prior year.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

(in millions)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net realized gains (losses) on investments	$(31.0)	$(9.0)
Net change in unrealized appreciation (depreciation) of investments	(8.2)	(15.7)
Net change in unrealized (depreciation) appreciation of foreign currency	—	—
Benefit (provision) for taxes	—	—
Net realized and unrealized (losses) gains	$(39.2)	$(24.7)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $39.2 million for the six months ended June 30, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $24.7 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the six months ended June 30, 2026 was primarily driven by the unrealized depreciation on Help/Systems Holdings, Inc, ACI Parent Inc., KWOR TopCo I, LLC, and Notorious Buyer, LLC. The net loss for the six months ended June 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of June 30, 2026, our asset coverage ratio was 204.9%.
The following table summarizes transactions in Shares for the three months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30, 2026		Three months ended June 30, 2025
Common Shares of Beneficial Interest	Shares	Amount (in thousands)	Shares	Amount (in thousands)
Subscriptions	69,137	$1,615	1,973,482	$49,265
Distributions reinvested	317,505	7,407	264,300	6,583
Share repurchases	(156,338)	(3,614)	(15,128)	(371)
Early repurchase deduction	—	—	—	7
Net increase (decrease)	230,304	$5,408	2,222,654	$55,484
The following table summarizes transactions in Shares for the six months ended June 30, 2026 and June 30, 2025:

	Six months ended June 30, 2026		Six Months ended June 30, 2025
Common Shares of Beneficial Interest	Shares	Amount (in thousands)	Shares	Amount (in thousands)
Subscriptions	292,888	$6,972	2,020,658	$50,447
Distributions reinvested	619,032	14,635	434,726	10,854
Share repurchases	(1,757,277)	(41,028)	(64,447)	(1,603)
Early repurchase deduction	—	—	—	32
Net increase (decrease)	(845,357)	$(19,422)	2,390,937	$59,730
As of June 30, 2026 our borrowings consisted of the GS Credit Facility, the NEWCRED Credit Facility, the March 2029 Notes, and the March 2031 Notes. As of December 31, 2025, our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. See Item 1—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $41.0 million and $41.7 million, respectively. Our cash provided by (used in) operating activities for the six months ended June 30, 2026 and June 30, 2025 was approximately $242.1 million and $2.3 million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2026 we had outstanding commitments to third parties to fund investments totaling $273.3 million (which included $5.1 million denominated in EUR that has been translated to U.S. dollars), under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments. As of December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $375.2 million (which included $5.1 million denominated in EUR that has been translated to U.S. dollars) under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $20.4 million and $33.3 million, respectively, which could require funding in the future. As of June 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments related to an equity investment in SLP I of $12,000 and $32,000, respectively, which may be funded from time to time to satisfy a capital call issued by SLP I.

Contractual Obligations
A summary of our significant contractual payment obligations as of June 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$424.0	$—	$—	$424.0	$—
NEWCRED Credit Facility (2)	266.7	—	—	266.7	—
Unsecured Notes (3)	225.0	—	85.0	140.0	—
Total Contractual Obligations	$915.7	$—	$85.0	$830.7	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($424.0 million as of June 30, 2026) must be repaid on or before (a) December 17, 2030, or (b) 45 days prior to the expiration of our Term. As of June 30, 2026, there was approximately $226.0 million capacity remaining under the GS Credit Facility. See Item 1. —Financial Statements — Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($266.7 million, which included €24.5 million denominated in EUR, AUD 44.8 million denominated in AUD and £0.6 million denominated in GBP that have been translated to U.S. dollars as of June 30, 2026) must be repaid on or before May 10, 2030. As of June 30, 2026, there was approximately $318.3 million in capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the NEWCRED Credit Facility.
(3)Under the terms of the Unsecured Notes, the March 2029 Notes ($85.0 million as of June 30, 2026) must be repaid on or before March 15, 2029, and the March 2031 Notes ($140.0 million as of June 30, 2026) must be repaid on or before March 17, 2031. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Notes.
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

Distributions and Dividends
Distributions declared to shareholders for the six months ended June 30, 2026 and June 30, 2025 were approximately $48 million and $46 million, respectively.
Tax characteristics of all distributions paid are reported to shareholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2025, total distributions declared for NEWCRED were $94.3 million, of which the distributions were both comprised of approximately 98.65% of ordinary income, 1.35% of long-term capital gains and 0.00% of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees.
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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and six months ended June 30, 2026, approximately $0.4 million and $0.8 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of June 30, 2026, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat each meeting held in 2026 after previously decreasing interest rates by 0.25% in each of September, October and December of 2025. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward rates remaining at current levels for longer, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR, BBSY, or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the six months ended June 30, 2026, certain of the loans held in our portfolio had floating Prime, SOFR, SONIA, EURIBOR, or BBSY interest rates. As of June 30, 2026, 94.2% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 5.8% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA, EURIBOR or BBSY rates.

The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on June 30, 2026. Interest expense is calculated based on the terms of the NEWCRED Credit Facility, the GS Credit Facility, and the Unsecured Notes. For our borrowings, we use the outstanding balance as of June 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of June 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-200 Basis Points	(15.85)%
-150 Basis Points	(11.89)%
-100 Basis Points	(7.93)%
-50 Basis Points	(3.96)%
+50 Basis Points	3.96%
+100 Basis Points	7.93%
+150 Basis Points	11.89%
+200 Basis Points	15.85%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
(b)Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refer to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of June 30, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.

Hedging using derivatives may impact investment performance.

We may use over-the-counter (OTC) and cleared derivatives to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions.

Hedging transactions may limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. If we choose to engage in hedging transactions, there can be no assurances that we will achieve the intended benefits of such transactions and, depending on the degree of exposure such transactions could create, such transactions may expose us to risk of loss.

While we may enter into derivatives transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.

Valuing OTC derivatives may be less certain than actively traded financial instruments.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Our rights under an OTC derivative may be restricted by regulations.

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to any of our counterparties that are located in those jurisdictions. It is possible that these new requirements, as well as potential additional government regulation, could adversely affect our ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to us with collateral received under such contracts.

The use of OTC derivatives may expose us to early termination risk, which could result in significant losses.

OTC derivatives do not have uniform terms. An OTC derivatives counterparty may have the right to close out our position due to the occurrence of certain events (for example, if a counterparty is unable to hedge its obligations to us, or if we default on certain terms of the OTC swaps agreement, or if there is a material decline in our NAV on a particular day) and request immediate payment of amounts owed by us under the agreement. If the level of our NAV has a dramatic intraday move, the terms of our OTC derivatives document may permit the counterparty to early close out a transaction with us at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, which may not represent fair market value. An OTC derivatives counterparty may also have the right to close out our position for no reason, in some cases with same day notice.
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

Under the share repurchase plan, to the extent the Company offers to repurchase Shares in any particular quarter, it is expected to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except Shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all Shares. Shareholders that received Initial Shares (Shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the fund and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.

During the three months ended June 30, 2026, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased	Number of Shares Repurchased
May 1, 2026	June 1, 2026	$23.12	$3,614	156,338

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

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
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
(6)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(7)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2026.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer