Form 10-Q
period 2026-09-30
New Mountain Private Credit Fund
filed 2026-11-10
CIK 2037804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________________
FORM 10-Q
_________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2026

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
_________________________________________________________________________________

Commission File Number	Exact name of registrant as specified in its charter, address of principal executive offices, telephone number and states or other jurisdictions of incorporation or organization	I.R.S. Employer Identification Number
000-56694	New Mountain Private Credit Fund 1633 Broadway, 48th Floor New York, New York 10019 Telephone: (212) 720-0300 State of Organization: Maryland	99-6860731
_________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A
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
_________________________________________________________________________________
The number of the registrant's common shares of beneficial interest ("Shares") outstanding as of November 10, 2026 was 40,409,331. As of September 30, 2026, there was no established public market for the registrant's Shares.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
New Mountain Private Credit Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except shares and per share data)
(unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Investments at fair value
Non-controlled/non-affiliated investments at fair value (cost of $1,862,738 and $2,029,691, respectively)	$1,798,776	$1,984,358
Non-controlled/affiliated investments at fair value (cost of $33,311 and $31,836, respectively)	27,785	31,836
Controlled investments at fair value (cost of $72,000 and $48,000, respectively)	72,000	48,000
Total investments at fair value (cost of $1,968,049 and $2,109,527, respectively)	1,898,561	2,064,194
Cash and cash equivalents	33,857	41,662
Receivable from unsettled securities sold	—	4,259
Interest and dividend receivable	15,899	14,017
Other assets	11,043	984
Total assets	$1,959,360	$2,125,116
Liabilities
Borrowings
GS Credit Facility	$478,700	$576,000
NEWCRED Credit Facility	289,654	499,389
Unsecured Notes	214,484	—
Deferred financing costs (net of accumulated amortization of $7,520 and $5,434, respectively)	(11,064)	(10,250)
Net borrowings	971,774	1,065,139
Payable for share repurchases	30,750	16,268
Derivative liability at fair value	10,516	—
Distribution payable	7,976	8,442
Interest payable	7,868	8,395
Payable for unsettled securities purchased	4,715	832
Incentive fee payable	3,462	3,541
Management fee payable	3,000	3,268
Payable to affiliates	1,220	1,259
Subscriptions received in advance	745	1,447
Other liabilities	2,482	1,528
Total liabilities	1,044,508	1,110,119
Commitments and contingencies (See Note 8)
Net assets
Common shares, par value $0.001 per share, Unlimited shares authorized, 40,263,498 and 42,187,443 shares issued and outstanding, respectively	40	42
Additional paid in capital	1,030,326	1,074,151
Accumulated overdistributed earnings	(115,514)	(59,196)
Total net assets	$914,852	$1,014,997
Total liabilities and net assets	$1,959,360	$2,125,116
Net assets per share	$22.72	$24.06
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Operations
(in thousands, except shares and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest income (excluding Payment-in-kind ("PIK") interest income)	$39,103	$35,457	$120,903	$108,469
PIK interest income	3,314	2,555	8,403	7,242
Dividend income	1,463	2,027	4,448	6,539
Fee income	1,139	1,254	2,870	3,239
From non-controlled/affiliated investments:
PIK interest income	495	—	1,416	—
Fee income	38	—	150	—
From controlled investments:
Dividend income	2,265	410	6,183	410
Total investment income	47,817	41,703	144,373	125,899
Expenses
Interest and other financing expenses	15,655	10,956	47,931	29,933
Incentive fee	3,462	3,229	10,351	9,729
Management fee	3,014	3,338	9,164	9,500
Administrative expenses	802	678	2,507	2,236
Professional fees	436	547	1,589	1,704
Organizational and offering expenses	163	332	315	713
Other general and administrative expenses	146	63	394	210
Total expenses	23,678	19,143	72,251	54,025
Less: management fees waived (See Note 5)	(13)	(13)	(53)	(53)
Add: recoupment of expense support (See Note 5)	210	210	630	420
Less: expense support (See Note 5)	—	(283)	64	(616)
Net expenses	23,875	19,057	72,892	53,776
Net investment income before income taxes	23,942	22,646	71,481	72,123
Income tax expense	12	73	12	157
Net investment income	23,930	22,573	71,469	71,966
Net realized gains (losses) on investments	(655)	25	(31,659)	(8,945)
Net change in unrealized appreciation (depreciation) of investments	(16,348)	(8,689)	(24,582)	(24,428)
Net change in unrealized appreciation (depreciation) of foreign currency	12	—	30	—
Net realized and unrealized gains (losses)	(16,991)	(8,664)	(56,211)	(33,373)
Net increase in net assets from operations	$6,939	$13,909	$15,258	$38,593
Earnings per share - basic and diluted	$0.17	$0.33	$0.36	$0.94
Weighted average common shares outstanding - basic & diluted (See Note 10)	41,557,820	42,344,679	41,810,303	40,923,460

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Changes in Net Assets
(in thousands, except shares)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase (decrease) in net assets resulting from operations:
Net investment income	$23,930	$22,573	$71,469	$71,966
Net realized gains (losses) on investments and foreign currency	(655)	25	(31,659)	(8,945)
Net change in unrealized appreciation (depreciation) of investments and foreign currency	(16,336)	(8,689)	(24,552)	(24,428)
Net increase (decrease) in net assets resulting from operations	6,939	13,909	15,258	38,593
Capital transactions
Subscriptions and contributions	325	24,622	7,297	75,069
Reinvestment of distributions	7,615	6,757	22,250	17,611
Repurchased shares, net of early repurchase deduction	(32,347)	(9,704)	(73,375)	(11,275)
Placement fees	(13)	(14)	(53)	(54)
Distributions declared to shareholders from net investment income	(23,698)	(24,141)	(71,522)	(69,964)
Total net increase (decrease) in net assets resulting from capital transactions	(48,118)	(2,480)	(115,403)	11,387
Net increase (decrease) in net assets	(41,179)	11,429	(100,145)	49,980
Net assets at the beginning of the period	956,031	1,016,731	1,014,997	978,180
Net assets at the end of the period	$914,852	$1,028,160	$914,852	$1,028,160

Capital share activity
Shares issued	345,110	1,278,599	1,257,030	3,733,983

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,258	$38,593
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net realized (gains) losses on investments	31,659	8,945
Net change in unrealized depreciation (appreciation) on translation of assets and liabilities in foreign currencies	(30)	—
Net change in unrealized (appreciation) depreciation of investments	24,582	24,428
Amortization of purchase discount	(5,552)	(3,142)
Amortization of deferred financing costs	2,086	1,655
Non-cash investment income	(12,658)	(11,573)
(Increase) decrease in operating assets:
Purchase of investments and delayed draw facilities	(271,168)	(429,283)
Proceeds from sales and paydowns of investments	404,542	320,263
Cash received for purchase of undrawn portion of revolving credit or delayed draw facilities	63	79
Cash paid for purchase of drawn portion of revolving credit facilities	(875)	—
Cash paid on drawn revolvers	(16,771)	(15,887)
Cash repayments on drawn revolvers	12,025	9,304
Receivable from unsettled securities sold	4,259	—
Interest and dividend receivable	(1,882)	(4,314)
Receivable from affiliate	—	7
Other assets	(10,039)	(242)
Increase (decrease) in operating liabilities:
Payable for unsettled securities purchased	3,883	(7,021)
Incentive fee payable	(78)	2,733
Management fee payable	(268)	2,832
Interest payable	(528)	4,610
Payable to affiliates	(3,667)	132
Other liabilities	971	497
Net cash flows provided by (used in) operating activities	175,812	(57,384)
Cash flows from financing activities
Distributions paid	(49,774)	(44,241)
Subscriptions received in advance	(702)	6,065
Repurchased shares, net of early repurchase deduction	(55,294)	(1,523)
Net proceeds from issuance of shares	7,297	75,069
Proceeds from Unsecured Notes	225,000	—
Repayment of Unsecured Notes	—	(200,000)
Repayment of NEWCRED Credit Facility	(258,000)	—
Proceeds from NEWCRED Credit Facility	48,080	169,000
Proceeds from GS Credit Facility	140,700	374,000
Repayment of GS Credit Facility	(238,000)	(305,707)
Placement fees paid	(53)	(52)
Deferred offering costs paid	(20)	—
Deferred financing costs paid	(2,887)	(3,771)
Net cash flows (used in) provided by financing activities	(183,653)	68,840
Net increase (decrease) in cash and cash equivalents	(7,841)	11,456
Effect of foreign exchange rate changes on cash and cash equivalents	36	—
Cash and cash equivalents at the beginning of the period	41,662	66,683
Cash and cash equivalents at the end of the period	$33,857	$78,139

Supplemental disclosure of cash flow information
Cash interest paid	$45,126	$21,156
Income taxes (refunded)/paid	(15)	149
Non-cash operating activities:
Non-cash activity on investments	$22,584	$36,840
Non-cash financing activities:
Distributions declared and payable	$7,976	$8,112
Reinvestment of distributions	22,250	17,611
Share repurchases accrued but not yet paid	30,750	9,407
Accrued but unpaid early repurchase penalty	1,596	297
Accrued but unpaid deferred credit facility costs	13	197
Accrual for placement fees	1	1

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares		Cost	Fair Value	Percent of Net Assets

Non-Controlled/Non-Affiliated Investments
Funded Debt Investments - United States
Paw Midco, Inc.
AAH Topco, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.25%	12/2021	12/2027		$19,614	$19,571	$19,614
	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.25%	12/2021	12/2027		19,419	19,372	19,419
	Subordinated(4)	Fixed(Q)*	+	11.50%/PIK	11.50%	12/2021	12/2031		16,503	16,420	16,255
										55,363	55,288	6.04%
CCBlue Bidco, Inc.
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.68%	12/2021	12/2028		50,544	50,398	42,665
	First Lien(4)	SOFR(Q)*	+	2.50% +4.00%/PIK	10.68%	12/2021	12/2028		2,627	2,625	2,217
										53,023	44,882	4.91%
Anaplan, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.26%	06/2022	06/2029		40,471	40,286	40,471	4.42%
GS Acquisitionco, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.32%	02/2020	05/2028		43,177	43,128	37,754
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.32%	02/2020	05/2028		2,361	2,358	2,064
										45,486	39,818	4.35%
Meta Buyer LLC
Healthcare	First Lien(4)(17)(18)	BBSY(Q)	+	5.25%	9.76%	12/2025	12/2031	AUD	44,782	29,486	30,962
	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031		6,459	6,430	6,427
	First Lien(4)	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031		887	881	883
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.00%	12/2025	12/2031		382	380	380
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.20%	12/2025	12/2031		348	344	347
										37,521	38,999	4.26%
IG Investments Holdings, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.82%	09/2021	09/2028		37,967	37,835	37,967	4.15%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	05/2022	05/2029		37,947	37,779	37,947	4.15%
OEConnection LLC
Business Services	First Lien(4)	SOFR(M)	+	4.50%	8.40%	12/2025	12/2032		35,335	35,335	35,070	3.83%
Jeppesen Holdings, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.57%	10/2025	11/2032		34,446	34,361	34,359	3.76%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.22%	12/2021	12/2029		14,251	14,195	14,251
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.22%	12/2021	12/2029		4,785	4,766	4,785
	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.22%	12/2021	12/2029		4,754	4,735	4,754
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.22%	12/2025	12/2029		4,703	4,664	4,703
	First Lien(4)	SOFR(Q)	+	5.00%	9.22%	03/2025	12/2029		4,604	4,570	4,604
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	9.05%	12/2021	12/2029		268	281	268
										33,211	33,365	3.65%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fortis Solutions Group, LLC
Packaging	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.67%	10/2021	10/2028	$29,348	$29,251	$29,348
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.27%	10/2021	10/2028	2,062	2,054	2,062
	First Lien(4)	SOFR(Q)	+	5.50%	9.67%	06/2022	10/2028	987	987	987
	First Lien(4)	SOFR(Q)	+	5.50%	9.67%	10/2021	10/2028	344	343	344
	First Lien(4)	SOFR(Q)	+	5.50%	9.67%	10/2021	10/2028	80	76	80
									32,711	32,821	3.59%
Businessolver.com, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	12/2025	12/2032	32,826	32,757	32,743	3.58%
Pioneer Buyer I, LLC
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	11/2021	11/2029	28,383	28,293	28,383
	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	03/2022	11/2028	3,890	3,877	3,890
									32,170	32,273	3.53%
Vehlo Purchaser, LLC
Software	First Lien(2)(3)(4)	SOFR(M)	+	5.25%	9.15%	12/2025	05/2028	27,763	27,690	27,763
	First Lien(4)	SOFR(M)	+	5.25%	9.15%	06/2025	05/2028	3,804	3,786	3,804
									31,476	31,567	3.45%
Pike Corporation
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.25%	8.14%	12/2025	12/2032	30,095	30,027	30,020
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.25%	8.15%	12/2025	12/2032	1,090	1,088	1,088
									31,115	31,108	3.40%
iCIMS, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.57%	08/2022	08/2028	28,496	28,416	25,911
	First Lien(4)	SOFR(Q)	+	6.25%	10.07%	10/2022	08/2028	4,508	4,493	4,151
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.75%	9.58%	08/2022	08/2028	1,135	1,128	1,032
									34,037	31,094	3.40%
Infogain Corporation
Business Services	Subordinated(4)	SOFR(M)	+	7.50%	11.50%	07/2022	07/2029	19,424	19,304	19,424
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.75%	07/2021	07/2028	8,804	8,783	8,804
	First Lien(2)(3)(4)	SOFR(M)	+	5.75%	9.75%	07/2022	07/2028	1,520	1,515	1,520
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.75%	9.75%	07/2021	07/2028	34	45	34
									29,647	29,782	3.26%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.98%	08/2021	10/2028	20,944	20,922	20,944
	Subordinated(4)	Fixed(Q)*	+	13.00%/PIK	13.00%	05/2023	05/2033	5,140	5,118	5,140
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.98%	01/2022	10/2028	2,146	2,139	2,146
	First Lien(2)(3)(4)	SOFR(Q)	+	4.25%	7.98%	01/2022	10/2028	1,439	1,435	1,439
									29,614	29,669	3.24%
CFS Management, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.84%	08/2019	10/2026	26,649	26,646	21,985
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.84%	09/2021	10/2026	6,323	6,323	5,216
	First Lien(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.84%	08/2019	10/2026	2,381	2,380	1,964
	First Lien(2)(3)(4)	SOFR(Q)*	+	6.25% +2.25%/PIK	12.84%	02/2022	10/2026	409	409	337
									35,758	29,502	3.22%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

DECA Dental Holdings LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)*	+	5.75%/PIK	9.93%	08/2021	08/2028	$28,327	$28,234	$24,078
	First Lien(2)(3)(4)	SOFR(Q)*	+	5.75%/PIK	9.93%	08/2021	08/2028	2,982	2,979	2,535
	First Lien(2)(3)(4)	SOFR(Q)*	+	5.75%/PIK	9.93%	08/2021	08/2027	2,348	2,344	1,996
	First Lien(4)	SOFR(Q)	+	5.75%	9.60%	07/2026	08/2028	875	875	875
									34,432	29,484	3.22%
Acumatica Holdings, Inc.
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	28,975	28,975	28,879	3.16%
Diamondback Acquisition, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.40%	09/2025	09/2032	27,935	27,873	26,678
	First Lien(4)(5) - Drawn	P(Q)	+	3.50%	10.50%	09/2025	09/2032	1,954	1,946	1,866
									29,819	28,544	3.12%
Einstein Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.25%	8.98%	01/2025	01/2031	27,167	26,957	26,556	2.90%
Safety Borrower Holdings LLC
Business Services	First Lien(2)(3)(4)	SOFR(M)	+	4.75%	8.65%	09/2021	12/2032	26,079	26,028	26,079
	First Lien(4)(5) - Drawn	P(Q)	+	3.75%	10.75%	09/2021	12/2032	109	104	109
									26,132	26,188	2.86%
Maverick Bidco Inc.
Software	First Lien(4)	SOFR(S)	+	4.75%	8.42%	12/2025	12/2031	24,315	24,261	24,072	2.63%
Foundational Education Group, Inc.
Education	Second Lien(4)	SOFR(Q)	+	6.50%	10.58%	08/2021	08/2029	19,706	19,669	19,706
	First Lien	SOFR(Q)	+	4.25%	8.33%	05/2025	08/2028	3,257	3,075	3,042
									22,744	22,748	2.49%
TigerConnect, Inc.
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.21%	02/2022	08/2029	18,413	18,348	18,229
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.21%	02/2022	08/2029	2,306	2,306	2,283
	First Lien(2)(3)(4)	SOFR(Q)	+	6.25%	10.21%	08/2025	08/2029	1,926	1,916	1,907
	First Lien(2)(4)	SOFR(Q)	+	6.25%	10.21%	08/2025	08/2029	26	26	26
									22,596	22,445	2.45%
PDQ.com Corporation
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	12/2021	10/2032	13,864	13,821	13,795
	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	12/2021	10/2032	5,403	5,391	5,376
	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	2,894	2,887	2,879
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.57%	10/2025	10/2032	177	176	176
									22,275	22,226	2.43%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	4.50%	8.57%	12/2025	01/2030	22,119	21,992	22,119	2.42%
Capstone Borrower, Inc.
Business Services	First Lien	Fixed(S)	+	8.00%	8.00%	04/2026	06/2030	22,926	21,900	22,064	2.41%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Healthspan Buyer, LLC
Healthcare	First Lien	SOFR(M)	+	4.75%	8.65%	10/2025	10/2030	$8,235	$8,217	$8,235
	First Lien	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	6,849	6,836	6,849
	First Lien	SOFR(M)	+	4.75%	8.65%	07/2025	10/2030	6,602	6,589	6,602
									21,642	21,686	2.37%
Auctane, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.51%	06/2026	06/2033	20,300	20,153	20,148	2.20%
Associations, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	6.50%	10.84%	09/2025	07/2028	9,138	9,123	9,138
	First Lien(4)	SOFR(Q)	+	6.50%	10.52%	09/2025	07/2028	8,162	8,149	8,162
	First Lien(2)(3)(4)	SOFR(Q)	+	6.50%	10.57%	06/2026	07/2028	1,027	1,022	1,027
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.52%	09/2025	07/2028	173	173	173
	First Lien(4)(5) - Drawn	SOFR(Q)	+	6.50%	10.53%	06/2026	07/2028	114	114	114
									18,581	18,614	2.03%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(2)(3)	SOFR(Q)	+	4.25%	8.08%	10/2025	06/2029	8,421	8,388	8,421
	First Lien(2)(3)	SOFR(Q)	+	4.25%	8.17%	06/2021	06/2029	7,374	7,346	7,374
	First Lien(2)(3)	SOFR(Q)	+	4.25%	8.11%	06/2021	06/2029	2,473	2,464	2,473
									18,198	18,268	2.00%
Cronos Crimson Holdings, Inc. (f/k/a NMC Crimson Holdings, Inc.)
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	9.99%	03/2021	03/2028	11,101	11,059	10,928
	First Lien(4)	SOFR(Q)	+	6.24%	10.20%	04/2025	03/2028	4,706	4,693	4,632
	First Lien(2)(3)(4)	SOFR(Q)	+	6.09%	10.09%	03/2021	03/2028	2,302	2,300	2,266
									18,052	17,826	1.95%
Tempo Acquisition, LLC**
Business Services	First Lien	SOFR(M)	+	1.75%	5.65%	03/2026	08/2028	22,284	17,014	17,738	1.94%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2025	02/2033	13,998	13,881	13,998
	First Lien(4)	SOFR(Q)*	+	2.50% +2.50%/PIK	9.07%	02/2026	02/2033	2,335	2,330	2,335
									16,211	16,333	1.79%
KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	Subordinated(4)	SOFR(Q)*	+	8.00%/PIK	11.76%	02/2025	02/2030	8,300	8,300	8,300
	First Lien(4)	SOFR(Q)	+	5.25%	9.01%	02/2025	02/2030	7,612	7,612	7,612
									15,912	15,912	1.74%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Vessco Midco Holdings, LLC
Business Services	First Lien(4)	SOFR(S)	+	4.25%	8.15%	11/2025	07/2031	$4,645	$4,625	$4,645
	First Lien(4)	SOFR(S)	+	4.25%	7.94%	11/2025	07/2031	3,133	3,126	3,133
	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.15%	11/2025	07/2031	2,702	2,702	2,702
	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	7.94%	11/2025	07/2031	1,934	1,934	1,934
	First Lien(4)	SOFR(S)	+	4.25%	8.44%	11/2025	07/2031	1,348	1,342	1,348
	First Lien(2)(3)(4)	SOFR(S)	+	4.25%	8.44%	11/2025	07/2031	1,101	1,100	1,101
	First Lien(4)(5) - Drawn	SOFR(S)	+	4.25%	8.12%	11/2025	07/2031	830	829	830
									15,658	15,693	1.72%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.25%	8.15%	05/2025	06/2031	14,199	14,120	14,199
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.00%	05/2025	06/2030	902	897	902
									15,017	15,101	1.65%
Foreside Financial Group, LLC
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.25%	9.47%	05/2022	10/2029	14,885	14,851	14,811	1.62%
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.40%	12/2025	06/2031	8,624	8,606	8,624
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	12/2025	06/2031	4,336	4,336	4,336
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	12/2025	06/2031	1,602	1,595	1,602
									14,537	14,562	1.59%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.82%	06/2025	08/2031	14,540	14,473	14,540	1.59%
IEM New Sub 2, LLC
Business Products	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	12/2025	12/2031	14,298	14,266	14,226	1.55%
Victors Purchaser, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.32%	12/2025	12/2032	14,017	14,001	14,000
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.25%	8.59%	12/2025	12/2032	194	189	193
									14,190	14,193	1.55%
Brave Parent Holdings, Inc.
Software	First Lien(4)	SOFR(M)	+	4.50%	8.40%	10/2025	11/2030	8,196	8,196	8,032
	First Lien(4)	SOFR(M)	+	4.50%	8.40%	10/2025	11/2030	6,105	6,080	5,983
									14,276	14,015	1.53%
HS Purchaser, LLC / Help/Systems Holdings, Inc.
Software	Second Lien(4)	SOFR(Q)*	+	9.00%/PIK	12.86%	11/2025	05/2029	21,337	21,337	13,122	1.43%
NC Topco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	11/2025	09/2031	9,688	9,640	9,688
	First Lien(4)	SOFR(Q)	+	4.50%	8.26%	11/2025	09/2031	2,764	2,739	2,764
									12,379	12,452	1.36%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Lighthouse Buyer, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(A)	+	4.25%	7.79%	12/2025	12/2031	$11,613	$11,562	$11,555
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.20%	12/2025	12/2031	852	849	847
									12,411	12,402	1.36%
MRI Software LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	01/2020	02/2028	7,880	7,873	7,762
	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.82%	03/2021	02/2028	3,493	3,491	3,440
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.82%	10/2025	02/2028	1,111	1,110	1,095
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.82%	10/2025	02/2028	52	52	51
									12,526	12,348	1.35%

RLG Holdings, LLC
Packaging	First Lien(4)	SOFR(Q)	+	4.25%	8.18%	09/2025	07/2028	24,403	17,001	11,115
	First Lien(4)	SOFR(Q)	+	5.00%	8.82%	10/2025	07/2028	1,260	797	574
	Second Lien(4)	SOFR(Q)	+	7.50%	11.58%	01/2026	07/2029	5,344	765	534
									18,563	12,223	1.34%
Vamos Bidco, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	01/2025	01/2032	9,728	9,689	9,728
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.34%	01/2025	01/2032	1,228	1,224	1,228
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.53%	01/2025	01/2032	739	737	739
									11,650	11,695	1.28%
Jawbreaker Topco, L.P. (15)
Jawbreaker Parent, Inc.
Software	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	01/2026	01/2033	11,577	11,541	11,519	1.26%
PROS Parent, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	8.56%	12/2025	12/2032	11,305	11,292	11,291	1.23%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)	SOFR(Q)*	+	2.25% +2.75%/PIK	8.82%	01/2025	02/2032	8,112	8,097	8,112
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.32%	01/2025	02/2032	3,136	3,130	3,136
									11,227	11,248	1.23%
DOCS, MSO, LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.17%	06/2022	06/2028	11,002	10,997	11,002	1.20%
Low Voltage Holdings Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	04/2025	04/2032	9,860	9,832	9,860
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.60%	04/2025	04/2032	458	460	458
									10,292	10,318	1.13%
HP TLE Buyer, Inc.
Education	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	10,310	10,265	10,310	1.13%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Bonterra LLC
Software	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	$7,271	$7,256	$7,144
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.92%	10/2025	03/2032	1,786	1,778	1,755
	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	792	790	778
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.07%	03/2025	03/2032	255	253	250
									10,077	9,927	1.09%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	8.82%	07/2026	07/2033	9,731	9,683	9,682	1.06%
DigiCert, Inc.
Software	First Lien(4)	SOFR(M)	+	5.75%	9.65%	07/2025	07/2030	9,680	9,622	9,680	1.06%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(2)(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	7,782	7,771	7,350
	First Lien(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	2,166	2,165	2,045
	First Lien(2)(4)	SOFR(S)	+	5.50%	9.60%	02/2022	02/2028	284	284	269
									10,220	9,664	1.06%
Dayforce Bidco, LLC
Software	First Lien(2)(3)	SOFR(Q)	+	3.00%	6.82%	04/2026	02/2033	9,975	9,482	9,618	1.05%
LSCS Holdings, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.57%	02/2025	03/2032	9,221	9,183	9,169	1.00%
Ambrosia Holdco Corp(10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(2)(4)	SOFR(M)	+	4.00%	7.90%	01/2024	07/2029	5,848	5,848	3,661
	First Lien(4)	SOFR(M)	+	4.00%	7.90%	09/2025	07/2029	4,872	2,429	3,049
	First Lien(4)	SOFR(M)	+	4.00%	7.90%	01/2026	07/2029	3,065	1,509	1,919
	Subordinated(2)(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	01/2024	12/2031	217	217	217
	Subordinated(4)	Fixed(Q)*	+	11.00%/PIK	11.00%	12/2023	12/2031	47	4	47
									10,007	8,893	0.97%
KPSKY Acquisition Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.42%	10/2021	10/2028	8,263	8,234	7,569
	First Lien(4)	SOFR(Q)	+	5.50%	9.36%	10/2021	10/2028	947	944	867
									9,178	8,436	0.92%
Smile Doctors LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.75%	02/2022	12/2028	7,665	7,649	7,512
	First Lien(2)(3)(4)	SOFR(Q)	+	5.90%	9.75%	06/2023	12/2028	887	880	869
									8,529	8,381	0.92%
ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	6.25%	10.01%	08/2026	03/2029	5,690	5,637	5,634
	First Lien(4)	SOFR(M)	+	6.25%	10.15%	08/2026	03/2029	1,519	1,505	1,504
	First Lien(4)	SOFR(M)	+	6.25%	10.11%	08/2026	03/2029	818	810	810
									7,952	7,948	0.87%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(Q)*	+	5.50% +0.50%/PIK	9.97%	12/2021	11/2029	$8,169	$8,143	$7,393
	First Lien(2)(3)(4)	SOFR(Q)	+	6.00%	9.97%	10/2025	11/2029	336	334	301
	First Lien(2)(3)(4)(5) - Drawn	SOFR(Q)	+	5.50%	9.47%	12/2021	11/2029	43	46	39
									8,523	7,733	0.85%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.32%	10/2025	10/2032	7,738	7,730	7,729	0.84%
Pathway Vet Alliance LLC
Consumer Services	First Lien	SOFR(Q)	+	5.00%	8.82%	04/2025	06/2028	7,520	7,515	7,727	0.84%
Wrench Group LLC
Consumer Services	First Lien(4)	SOFR(Q)	+	4.75%	8.82%	10/2025	09/2032	7,798	7,764	7,708	0.84%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.50%	12/2021	12/2028	6,744	6,731	6,744
	First Lien(2)(3)(4)	SOFR(M)	+	5.50%	9.50%	12/2021	12/2028	682	682	682
									7,413	7,426	0.81%
Rithum Holdings, Inc. (fka CommerceHub, Inc.)
Software	First Lien(2)(3)	SOFR(Q)	+	4.75%	8.82%	07/2025	07/2032	7,705	7,579	7,270	0.79%
DCA TopCo LP (16)
DCA Buyer LLC
Healthcare	First Lien(2)(3)(4)	SOFR(Q)	+	6.00%	10.07%	06/2026	06/2031	6,317	6,317	6,317
	First Lien(4)	SOFR(Q)	+	6.00%	10.07%	06/2026	06/2031	832	832	832
									7,149	7,149	0.78%
Oceankey (U.S.) II Corp.
Software	First Lien(2)(3)	SOFR(M)	+	3.50%	7.50%	04/2026	12/2028	7,193	6,885	7,117	0.78%
Archduke Buyer, Inc.
Software	First Lien(4)	SOFR(Q)	+	5.50%	9.33%	12/2025	12/2032	7,101	7,069	7,066	0.77%
Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	5,866	5,840	5,807
	First Lien(4)(17)(18)	SONIA(D)	+	5.00%	8.73%	10/2025	10/2032	£602	797	792
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	8.82%	10/2025	10/2032	179	179	177
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.89%	10/2025	10/2032	136	137	134
									6,953	6,910	0.76%
Pretium PKG Holdings, Inc.
Packaging	First Lien	SOFR(Q)	+	5.25%	8.98%	07/2026	03/2031	5,691	5,656	5,646
	First Lien(2)(3)	SOFR(Q)	+	5.25%	8.98%	07/2026	03/2031	1,255	1,251	1,245
									6,907	6,891	0.75%
Houghton Mifflin Harcourt Company
Education	First Lien(2)(3)	SOFR(M)	+	5.25%	9.25%	01/2025	04/2029	9,821	9,753	6,691	0.73%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	5.25%	9.01%	08/2025	08/2031	$6,223	$6,197	$6,192
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.05%	08/2025	08/2031	377	375	375
									6,572	6,567	0.72%
Therapy Brands Holdings LLC
Healthcare	Second Lien(2)(3)	SOFR(Q)	+	6.75%	10.78%	05/2021	05/2029	6,000	5,983	6,000
	First Lien	SOFR(Q)	+	4.00%	8.03%	05/2025	05/2028	480	394	480
									6,377	6,480	0.71%
Project Potter Buyer, LLC
Software	First Lien(2)(3)	SOFR(Q)	+	5.50%	9.57%	09/2026	09/2033	6,523	6,474	6,474	0.71%
MedX Holdings, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	5,522	5,499	5,412
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	1,071	1,066	1,049
									6,565	6,461	0.70%
RailPros Parent, LLC
Business Services	First Lien(4)	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	5,784	5,760	5,784
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.25%	8.01%	05/2025	05/2032	537	534	537
									6,294	6,321	0.69%
TruGreen Limited Partnership
Consumer Services	First Lien(2)(3)	SOFR(M)	+	4.00%	8.00%	08/2026	11/2027	5,452	5,186	5,325
	First Lien	SOFR(M)	+	4.00%	8.00%	08/2026	11/2027	467	439	456
									5,625	5,781	0.63%
New ACI Holdings LLC (8)
New ACI Intermediate II LLC
New ACI Buyer LLC
Healthcare	First Lien(4)	SOFR(Q)*	+	3.13% +3.13%/PIK	10.32%	06/2026	06/2031	2,550	2,550	2,550
	Subordinated(4)	Fixed(Q)*	+	10.00%/PIK	10.00%	06/2026	06/2032	2,331	2,331	2,331
	First Lien(2)(3)(4)	SOFR(Q)	+	5.50%	9.57%	06/2026	06/2031	893	893	893
									5,774	5,774	0.63%
The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.50%	8.57%	07/2025	07/2032	5,710	5,686	5,710	0.62%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	2,733	2,728	2,726
	First Lien(4)	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	1,377	1,371	1,374
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.25%	9.15%	11/2025	04/2030	1,299	1,294	1,296
									5,393	5,396	0.59%
HP ITS Buyer, Inc.
Business Services	First Lien(2)(3)(4)	SOFR(Q)	+	5.00%	9.07%	07/2026	07/2033	4,552	4,530	4,529
	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	07/2026	07/2033	237	236	236
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.00%	9.08%	07/2026	07/2033	159	159	159
									4,925	4,924	0.54%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Nexus Buyer LLC
Financial Services & Technology	Second Lien	SOFR(M)	+	5.75%	9.65%	08/2025	02/2032	$5,000	$4,956	$4,900	0.54%
CoreLogic, Inc. (fka First American Corporation, The)
Business Services	First Lien	FIXED(S)	+	9.00%	9.00%	07/2026	08/2031	5,000	4,855	4,756	0.52%
Centegix Intermediate II, LLC
Business Services	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.58%	08/2025	08/2032	3,706	3,692	3,688
	First Lien(4)	SOFR(Q)*	+	2.75% +3.25%/PIK	9.61%	08/2025	08/2032	534	530	529
	First Lien(4)(5) - Drawn	SOFR(Q)	+	5.25%	9.32%	08/2025	08/2032	480	478	478
									4,700	4,695	0.51%
KnowBe4, Inc.
Education	First Lien	SOFR(Q)	+	3.75%	7.57%	08/2026	07/2032	5,778	4,253	4,097	0.45%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Drawn	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	2,625	2,614	2,605
	First Lien(4)	SOFR(M)	+	5.00%	8.90%	06/2025	12/2031	1,331	1,326	1,321
									3,940	3,926	0.43%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)	SOFR(Q)	+	4.25%	8.11%	09/2025	09/2029	3,879	3,876	3,879	0.42%
Planview Parent, Inc.
Software	First Lien	SOFR(Q)	+	3.50%	7.57%	02/2026	12/2027	2,515	2,149	2,106
	Second Lien(2)(3)(4)	SOFR(Q)	+	5.75%	9.82%	12/2024	12/2028	2,278	2,271	1,583
									4,420	3,689	0.40%
ComPsych Investments Corp.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.61%	05/2025	07/2031	3,405	3,384	3,405	0.37%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	12/2021	02/2028	3,027	3,026	3,027
	First Lien(2)(3)(4)	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	69	69	69
	First Lien(4)(5) - Drawn	SOFR(M)	+	4.50%	8.40%	07/2025	02/2028	46	46	46
									3,141	3,142	0.34%
Cloudera, Inc.
Software	Second Lien	SOFR(M)	+	6.00%	10.00%	08/2021	10/2029	4,006	4,002	3,048	0.33%
Secure Acquisition, Inc.
Packaging	First Lien(2)(3)	SOFR(M)	+	3.75%	7.65%	07/2026	12/2028	2,992	2,992	3,002	0.33%
athenahealth Group Inc.
Healthcare	First Lien(2)(3)	SOFR(M)	+	3.25%	7.15%	07/2026	02/2032	2,993	2,989	2,993	0.33%
BCPE Empire Holdings, Inc.
Distribution & Logistics	First Lien(2)(3)	SOFR(M)	+	3.50%	7.40%	07/2026	12/2032	2,992	2,952	2,887	0.32%
YLG Holdings, Inc.
Business Services	First Lien(4)	SOFR(Q)	+	4.75%	8.48%	04/2025	12/2030	2,182	2,173	2,182
	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.75%	8.50%	04/2025	12/2030	318	316	318
									2,489	2,500	0.27%
OneDigital Borrower LLC
Business Services	Second Lien	SOFR(M)	+	5.25%	9.25%	09/2026	07/2032	2,608	2,484	2,486	0.27%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

HP PHRG Borrower, LLC
Consumer Services	First Lien(2)(3)	SOFR(Q)	+	4.00%	8.07%	07/2026	02/2032	$2,400	$2,394	$2,390	0.26%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)	SOFR(M)	+	4.75%	8.75%	05/2021	05/2030	2,276	2,268	2,276	0.25%
Berlin Packaging L.L.C.
Packaging	First Lien(2)(3)	SOFR(Q)	+	3.25%	7.32%	07/2026	06/2031	1,995	1,989	1,983	0.22%
EAB Global, Inc.
Education	First Lien	SOFR(M)	+	3.00%	6.90%	06/2026	08/2030	1,895	1,632	1,689	0.18%
Next Holdco, LLC
Healthcare	First Lien(4)	SOFR(Q)	+	5.25%	8.99%	02/2025	11/2030	1,361	1,356	1,361	0.15%
Symplr Software, Inc.
Healthcare	First Lien	SOFR(Q)	+	4.50%	8.42%	09/2026	12/2027	1,595	1,308	1,337	0.15%
RealPage, Inc.
Software	First Lien(2)(3)	SOFR(Q)	+	3.75%	7.82%	03/2026	04/2028	1,311	1,246	1,299	0.14%
Community Management Holdings MidCo 2, LLC
Business Services	First Lien(4)	SOFR(Q)	+	5.00%	9.07%	07/2025	11/2031	809	802	809
	First Lien(4)	SOFR(Q)	+	5.00%	9.03%	07/2025	11/2031	384	382	384
									1,184	1,193	0.13%
Paradigm Parent, LLC
Distribution & Logistics	First Lien(2)(3)	SOFR(Q)	+	4.50%	8.57%	08/2026	04/2032	1,080	961	1,008	0.11%
Riskonnect Parent, LLC
Software	First Lien(2)(3)(4)	SOFR(Q)	+	4.75%	9.01%	11/2025	12/2028	746	744	746	0.08%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)	SOFR(M)	+	4.50%	8.40%	12/2021	12/2028	274	273	274	0.03%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Drawn	SOFR(Q)	+	4.50%	8.32%	01/2025	08/2029	238	238	237	0.03%
PDI TA Holdings, Inc.
Software	First Lien(4)	SOFR(Q)*	+	3.50% +2.50%/PIK	9.82%	03/2025	02/2031	250	250	236	0.04%
GC Waves Holdings, Inc.
Financial Services & Technology	First Lien(2)(3)	SOFR(M)	+	4.50%	8.40%	08/2021	10/2030	210	209	210	0.02%
Galway Borrower LLC
Business Services	First Lien(5) - Drawn	SOFR(Q)	+	4.50%	8.58%	09/2021	09/2028	141	138	139	0.02%
Reorganized Careismatic Brands, LLC
Healthcare	Trust Claim(4)	—		—	—	06/2024	06/2029	75	75	75	0.01%
Total Funded Debt Investments - United States									$1,715,635	$1,666,207	182.13%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Funded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(17)(18)	Euribor(Q)	+	5.00%	7.59%	12/2025	12/2032	€24,486	$28,652	$27,573
	First Lien(4)(5)(17)(18) - Drawn	Euribor(Q)	+	5.00%	7.46%	12/2025	12/2032	€942	1,103	1,061
									29,755	28,634	3.13%
Total Funded Debt Investments - France									$29,755	$28,634	3.13%
Funded Debt Investments - United Kingdom
Accelya Lux Finco S.a r.l.**
Business Services	First Lien	SOFR(Q)	+	5.25%	9.32%	09/2025	10/2032	$9,481	$9,311	$8,580	0.94%
Cleanova US Holdings, LLC**
Business Products	First Lien	SOFR(Q)	+	4.75%	8.61%	05/2025	06/2032	3,132	3,038	3,134	0.34%
Inizio Group Limited**
Healthcare	First Lien	SOFR(Q)	+	4.25%	8.42%	07/2026	08/2028	2,000	1,941	1,958	0.21%
Total Funded Debt Investments - United Kingdom									$14,290	$13,672	1.49%
Funded Debt Investments - Jersey
Tennessee Bidco Limited**
Business Services	First Lien(4)	SOFR(S)*	+	3.50%+2.00%/PIK	9.40%	06/2025	07/2031	$10,462	$10,462	$10,462
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.24%	06/2025	07/2031	397	397	397
	First Lien(4)	SOFR(S)*	+	3.50% +2.00%/PIK	9.19%	06/2025	07/2031	173	173	173
									11,032	11,032	1.21%
Total Funded Debt Investments - Jersey									$11,032	$11,032	1.21%
Funded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)	SOFR(Q)	+	4.50%	8.23%	06/2025	12/2029	$3,059	$3,054	$3,059	0.33%

Total Funded Debt Investments - Australia									$3,054	$3,059	0.33%
Total Funded Debt Investments									$1,773,766	$1,722,604	188.29%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Dealer Tire Holdings, LLC(13)
Distribution & Logistics	Preferred Shares(4)	Fixed(A)*	+	7.00%/PIK	7.00%	09/2021	—	$48,472	$43,760	$42,413	4.64%
Diligent Preferred Issuer, Inc.(14)
Software	Preferred Shares(4)	Fixed(S)*	+	10.50%/PIK	10.50%	04/2021	—	8,766	8,704	7,977	0.87%
New ACI Holdings LLC (8)
Healthcare	Class A Common Units(4)	—		—	—	06/2026	—	11	5,431	5,431
	Class B Common Units(4)	—		—	—	06/2026	—	1	630	630
									6,061	6,061	0.66%
Knockout Intermediate Holdings I Inc. (9)
Software	Preferred Shares(4)	SOFR(S)*	+	10.75%/PIK	14.35%	06/2022	—	8,540	8,499	5,786	0.63%
DCA TopCo LP (16)
Healthcare	Class A Common Units(2)(4)	—		—	—	06/2026	—	405	4,048	4,048
	Class A Common Units(4)	—		—	—	06/2026	—	53	533	533
									4,581	4,581	0.50%
IMA Financial Group, Inc.
Business Services	Ordinary Shares(4)	—		—	—	05/2026	—	17	3,589	3,589	0.39%
KWOR TopCo LLC (12)
KWOR Intermediate I, LLC (12)
Business Services	Preferred Shares(4)	SOFR(Q)(19)*	+	8.00%/PIK	11.67%	02/2025	—	5,413	5,413	3,153
	Class A-1 Common units (4)	—		—	—	02/2025	—	4	4,493	—
									9,906	3,153	0.34%
Firebird Co-Invest L.P. (7)
Business Services	LP interest(4)	—		—	—	01/2025	—	1,642	1,642	2,126	0.23%
Jawbreaker Topco, L.P.(15)
Software	Class A-1 common units(4)	—		—	—	01/2026	—	166	1,663	1,663	0.18%
Ambrosia Topco, LLC (10)
Distribution & Logistics	Class A-1 common units(2)(4)	—		—	—	01/2024	—	56	596	16
	Class A-1 common units(4)	—		—	—	01/2024	—	19	204	6
									800	22	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pioneer Topco I, L.P. (11)
Software	Class A-2 common units(4)	—	—	—	11/2021	—	10	$—	$—	—%
Total Equity - United States								$89,205	$77,371	8.46%
Total Equity								$89,205	$77,371	8.46%
Warrants - United States
Reorganized Careismatic Brands, LLC
Healthcare	Warrants(4)	—	—	—	06/2024	06/2029	$68,568	$90	$135	0.01%
Total Warrants - United States								$90	$135	0.01%
Total Funded Investments								$1,863,061	$1,800,110	196.77%
Unfunded Debt Investments - United States
Databricks, Inc.
Software	First Lien(5) - Undrawn	—	—	—	12/2025	01/2028	$18,511	$—	$58	0.01%
Associations Finance, Inc.
Associations, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2026	12/2027	1,433	—	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2025	07/2028	597	—	—
								—	—	—%
Pioneer Buyer I, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	11/2021	11/2029	4,009	(12)	—	—%
KWOR Intermediate I, LLC (12)
KWOR Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2027	4,603	—	—
	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2030	3,469	—	—
								—	—	—%
Infogain Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2021	07/2028	1,819	(14)	—	—%
Ambrosia Holdco Corp(10)
TMK Hawk Parent, Corp.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	10/2024	10/2026	612	—	—	—%
Firebird Acquisition Corp, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	1,470	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2032	1,390	(3)	—
								(3)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

AAH Topco, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	$2,427	$(5)	$—	—%
Bamboo Health Holdings, LLC (f/k/a Appriss Health, LLC)
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2021	05/2030	313	(1)	—	—%
Baker Tilly Advisory Group, LP
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2025	06/2030	501	(2)	—	—%
Beacon Pointe Harmony, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	736	(2)	—	—%
Bluefin Holding, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2029	327	—	—	—%
Legal Spend Holdings, LLC (fka Bottomline Technologies, Inc.)
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	05/2022	05/2028	4,156	(11)	—	—%
Centegix Intermediate II, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2032	83	—	—	—%
ComPsych Investments Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	07/2027	992	(6)	—	—%
DigiCert, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2030	706	(4)	—	—%
DOCS, MSO, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	06/2022	06/2028	1,977	—	—	—%
Icefall Parent, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2025	01/2030	2,119	(12)	—	—%
Fortis Solutions Group, LLC
Packaging	First Lien(4)(5) - Undrawn	—	—	—	10/2021	10/2028	866	—	—	—%
GHX Ultimate Parent Corporation
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2025	02/2033	2,232	(12)	—	—%
HIG Operations Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	16,456	—	—	—%
IG Investments Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2021	09/2028	3,103	(8)	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

GS Acquisitionco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	02/2020	05/2028	$2	$—	$—	—%
Kele Holdco, Inc.
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	07/2025	02/2028	108	—	—	—%
MAI Capital Management Intermediate LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	06/2025	06/2027	8,511	—	—
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	08/2031	2,382	(9)	—
								(9)	—	—%
Ministry Brands Holdings, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2027	677	(1)	—	—%
NC Topco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	11/2025	09/2031	1,114	(6)	—	—%
RailPros Parent, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2027	1,258	—	—
	First Lien(4)(5) - Undrawn	—	—	—	05/2025	05/2032	899	(4)	—
								(4)	—	—%
Low Voltage Holdings Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	10/2027	1,397	(3)	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	04/2032	724	(5)	—
								(8)	—	—%
Safety Borrower Holdings LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	6,122	—	—
	First Lien(4)(5) - Undrawn	—	—	—	09/2021	12/2032	2,443	—	—
								—	—	—%
SIG Parent Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	02/2026	02/2028	7,229	—	—	—%
HP TLE Buyer, Inc.
Education	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	2,268	(9)	—	—%
Trinity Air Consultants Holdings Corporation
Business Services	First Lien(5) - Undrawn	—	—	—	10/2025	10/2027	1,813	—	—
	First Lien(5) - Undrawn	—	—	—	06/2021	06/2029	1,210	(4)	—
								(4)	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

The Ultimus Group Midco, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	$1,918	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	719	(3)	—
								(3)	—	—%
Vehlo Purchaser, LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	05/2028	2,899	(7)	—	—%
Vessco Midco Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	05/2028	4,096	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	07/2031	816	(1)	—
								(1)	—	—%
Vamos Bidco, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	02/2027	2,873	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2032	493	(2)	—
								(2)	—	—%
Wealth Enhancement Group, LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2021	10/2028	1,361	(1)	—	—%
FS WhiteWater Borrower, LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	292	—	—
	First Lien(4)(5) - Undrawn	—	—	—	12/2021	12/2029	2,116	(21)	—
								(21)	—	—%
YLG Holdings, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	04/2025	11/2026	20	—	—
	First Lien(4)(5) - Undrawn	—	—	—	04/2025	12/2030	158	(1)	—
								(1)	—	—%
Arrow Borrower 2025, Inc.
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	1,055	(1)	(1)	0.00%
PROS Parent, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	1,852	(2)	(2)	0.00%
KENG Acquisition, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	08/2029	28	—	—
	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2027	615	—	(3)
								—	(3)	0.00%
Victors Purchaser, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,098	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	1,895	—	(2)
								—	(3)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

ICAT Intermediate Holdings, LLC
Distribution & Logistics	First Lien(4)(5) - Undrawn	—	—	—	08/2026	03/2029	$348	$(3)	$(3)	0.00%
Archduke Buyer, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	888	(4)	(4)	0.00%
Galway Borrower LLC
Business Services	First Lien(5) - Undrawn	—	—	—	09/2021	09/2028	741	—	(8)	0.00%
Jeppesen Holdings, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2032	2,664	(6)	(7)	0.00%
PDQ.com Corporation
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2032	217	—	(1)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,431	—	(7)
								—	(8)	0.00%
Rarebreed Veterinary Partners, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	78	—	—
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
	First Lien(4)(5) - Undrawn	—	—	—	11/2025	11/2027	1,377	—	(3)
								—	(9)	0.00%
MRI Software LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	02/2028	155	(1)	(2)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	434	—	(7)
								(1)	(9)	0.00%
Foreside Financial Group, LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	05/2022	10/2029	1,790	(4)	(9)	0.00%
Project Potter Buyer, LLC
Software	First Lien(5) - Undrawn	—	—	—	09/2026	10/2028	1,242	—	—
	First Lien(5) - Undrawn	—	—	—	09/2026	09/2033	1,447	(11)	(11)
								(11)	(11)	0.00%
Fullsteam Operations LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2031	691	(3)	(3)
	First Lien(4)(5) - Undrawn	—	—	—	08/2025	08/2027	1,698	—	(8)
								(3)	(11)	0.00%
Meta Buyer LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	819	—	(4)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,400	—	(7)
								—	(11)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

HP ITS Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	07/2026	06/2028	$51	$—	$—
	First Lien(4)(5) - Undrawn	—	—	—	07/2026	07/2033	1,043	(5)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	07/2026	06/2028	1,739	—	(9)
								(5)	(14)	0.00%
IEM New Sub 2, LLC
Business Products	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	2,795	—	(14)	0.00%
Eide Bailly Advisory LLC
Financial Services & Technology	First Lien(4)(5) - Undrawn	—	—	—	07/2026	07/2028	2,919	—	—
	First Lien(4)(5) - Undrawn	—	—	—	07/2026	07/2033	3,156	(15)	(16)
								(15)	(16)	0.00%
Jawbreaker Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	—	(8)
	First Lien(4)(5) - Undrawn	—	—	—	01/2026	01/2033	1,514	(7)	(8)
								(7)	(16)	0.00%
DT1 Midco Corp.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	06/2025	12/2030	674	(3)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	06/2025	04/2027	1,869	—	(14)
								(3)	(19)	0.00%
Acumatica Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	5,935	—	(20)	0.00%
Businessolver.com, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	3,464	(8)	(9)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	4,916	—	(12)
								(8)	(21)	0.00%
Maverick Bidco Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	973	(2)	(10)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2027	1,216	—	(12)
								(2)	(22)	0.00%
Wrench Group LLC
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2027	1,071	—	(12)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	09/2031	1,071	(4)	(12)
								(4)	(24)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Pike Corporation
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	$4,362	$(10)	$(11)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	5,452	—	(14)
								(10)	(25)	0.00%
TigerConnect, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	02/2022	08/2029	2,630	(9)	(26)	0.00%
Viper Bidco, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	09/2025	09/2027	7,439	—	(37)	(0.01)%
Bonterra LLC
Software	First Lien(4)(5) - Undrawn	—	—	—	03/2025	03/2032	541	—	(9)
	First Lien(4)(5) - Undrawn	—	—	—	10/2025	10/2027	1,725	—	(30)
								—	(39)	(0.01)%
MedX Holdings, LLC
Healthcare	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2032	977	(4)	(20)
	First Lien(4)(5) - Undrawn	—	—	—	07/2025	07/2027	1,226	—	(25)
								(4)	(45)	(0.01)%
OEConnection LLC
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2024	12/2028	2,645	—	(20)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2032	3,306	—	(25)
								—	(45)	(0.01)%
Lighthouse Buyer, Inc.
Business Services	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2031	1,084	(5)	(5)
	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2028	9,678	—	(48)
								(5)	(53)	(0.01)%
Einstein Parent, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	01/2025	01/2031	2,810	(20)	(63)	(0.01)%
Brave Parent Holdings, Inc.
Software	First Lien(4)(5) - Undrawn	—	—	—	10/2025	11/2030	3,188	(3)	(64)	(0.01)%
Huskies Parent, Inc.
Financial Services & Technology	First Lien(2)(3)(4)(5) - Undrawn	—	—	—	12/2021	11/2029	681	(5)	(65)	(0.01)%
AmeriVet Partners Management, Inc.
Consumer Services	First Lien(4)(5) - Undrawn	—	—	—	02/2022	02/2028	1,214	(1)	(67)	(0.01)%
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)		Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Packaging Coordinators Midco, Inc.
Healthcare	First Lien(4)(5) - Undrawn	—		—	—	10/2025	10/2032	$910	$(4)	$(9)
	First Lien(4)(5) - Undrawn	—		—	—	10/2025	10/2032	2,577	(13)	(26)
	First Lien(4)(5) - Undrawn	—		—	—	10/2025	10/2032	3,376	—	(34)
	First Lien(4)(5) - Undrawn	—		—	—	10/2025	10/2032	3,644	—	(36)
									(17)	(105)	(0.01)%
iCIMS, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	08/2022	08/2028	1,387	—	(126)	(0.01)%
Diamondback Acquisition, Inc.
Software	First Lien(4)(5) - Undrawn	—		—	—	09/2025	09/2032	1,875	—	(84)
	First Lien(4)(5) - Undrawn	—		—	—	09/2025	09/2027	5,744	—	(258)
									—	(342)	(0.04)%
Total Unfunded Debt Investments - United States									$(322)	$(1,309)	(0.14)%
Unfunded Debt Investments - Australia
Atlas AU Bidco Pty Ltd**
Business Services	First Lien(4)(5) - Undrawn	—		—	—	06/2025	12/2028	$325	$(1)	$—	—%
Total Unfunded Debt Investments - Australia									$(1)	$—	—%
Unfunded Debt Investments - France
Datheos Bidco**
Business Services	First Lien(4)(5)(17)(18) - Undrawn	—		—	—	12/2025	10/2029	€3,510	$—	$(25)	(0.01)%
Total Unfunded Debt Investments - France									$—	$(25)	(0.01)%
Total Unfunded Debt Investments									$(323)	$(1,334)	(0.15)%
Total Non-Controlled/Non-Affiliated Investments									$1,862,738	$1,798,776	196.62%
Non-Controlled/Affiliated Investments (21)
Funded Debt Investments - United States
Notorious Buyer, LLC (20)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)	SOFR(Q)*	+	7.25%/PIK	11.47%	12/2025	12/2030	$11,406	$11,406	$11,406
	Subordinated(4)	SOFR(Q)*	+	9.00%/PIK	12.85%	12/2025	12/2031	5,549	5,549	5,549
									16,955	16,955	1.85%
Total Funded Debt Investments - United States									$16,955	$16,955	1.85%

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

Portfolio Company, Location and Industry (1)	Type of Investment	Reference (6)	Spread (6)	Interest Rate (6)	Acquisition Date	Maturity/Expiration Date	Principal Amount, Par Value or Shares	Cost	Fair Value	Percent of Net Assets

Equity - United States
Notorious Buyer, LLC (20)
Consumer Products	Common Units(4)	—	—	—	12/2025	—	$837	$16,356	$10,830	1.19%
Total Equity - United States								$16,356	$10,830	1.19%
Unfunded Debt Investments - United States
Notorious Buyer, LLC (20)
Notorious Holdings, LLC
Notorious Topco, LLC
Consumer Products	First Lien(4)(5) - Undrawn	—	—	—	12/2025	12/2030	$2,092	$—	$—	—%
Total Unfunded Debt Investments								$—	$—	—%
Total Non-Controlled/Affiliated Investments								$33,311	$27,785	3.04%
Controlled Investments (22)
Equity - United States
NEWCRED Senior Loan Program I, L.L.C.**
Investment Fund	Membership Interest(4)	—	—	—	07/2025	—	$72,000	$72,000	$72,000	7.87%
Total Equity - United States								$72,000	$72,000	7.87%
Total Controlled Investments								$72,000	$72,000	7.87%
Total Investments								$1,968,049	$1,898,561	207.53%

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
(6)All interest is payable in cash unless otherwise indicated. A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (SOFR), the Prime Rate (P), the Sterling Overnight Index Average (SONIA), the Euro Interbank Offered Rate (EURIBOR) and the Bank Bill Swap Bid Rate (BBSY) and which resets daily (D), monthly (M), quarterly (Q), semi-annually (S) or annually (A). For each investment the current interest rate provided reflects the rate in effect as of September 30, 2026.
(7)The Company holds LP Interests in Firebird Co-Invest L.P. The Company holds a first lien term loan, a first lien delayed draw and a first lien revolver in Firebird Acquisition Corp, Inc., a wholly-owned subsidiary of Firebird Co-Invest L.P.
(8)The Company holds Class A common units and Class B common units in New ACI Holdings LLC, and holds one subordinated loan in New ACI Intermediate II LLC, a wholly-owned subsidiary of New ACI Holdings LLC. The Company holds two first lien term loans in New ACI Buyer LLC, a wholly-owned subsidiary of New ACI Intermediate II LLC.
(9)The Company holds preferred equity in Knockout Intermediate Holdings I Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,540.
(10)The Company holds Class A-1 common units in Ambrosia Topco, LLC, and holds two first lien term loans, one first lien delayed draw term loan, and two subordinated loans in TMK Hawk Parent, Corp. TMK Hawk Parent, Corp. is a wholly-owned subsidiary of Ambrosia Holdco Corp., which is a wholly-owned subsidiary of Ambrosia Topco, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)

(11)The Company holds investments in Pioneer Topco I, L.P. and a wholly-owned subsidiary of Pioneer Topco I, L.P. The Company holds two first lien term loans and a first lien revolver in Pioneer Buyer I, LLC, and common equity in Pioneer Topco I, L.P.
(12)The Company holds Class A-1 Common units of KWOR TopCo LLC and preferred equity and subordinated notes of KWOR Intermediate I, LLC, a wholly-owned subsidiary of KWOR TopCo LLC. The Company also holds a first lien term loan, a first lien delayed draw term loan and a first lien revolver in KWOR Acquisition, Inc., a wholly-owned subsidiary of KWOR Intermediate I, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $5,413.
(13)The Company holds preferred equity in Dealer Tire Holdings, LLC. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $48,472.
(14)The Company holds preferred equity in Diligent Preferred Issuer, Inc. The Company's preferred equity investment is entitled to receive cumulative preferred dividends that is calculated using the stated value of the Company's equity investment plus the aggregate unpaid compounded dividends as of the date of determination. As of September 30, 2026, the Company's stated value of its equity investment plus unpaid compounded dividends was $8,766.
(15)The Company holds Class A-1 common units in Jawbreaker Topco, L.P., and holds a first lien term loan, a first lien delayed draw term loan and a first lien revolver in
Jawbreaker Parent, Inc., a wholly-owned subsidiary of Jawbreaker Topco, L.P.
(16)The Company holds Class A common units in DCA TopCo LP and holds two first lien term loans in DCA Buyer LLC, a wholly-owned subsidiary of DCA TopCo LP.
(17)Par amount is denominated in United States Dollar unless otherwise noted, which may include British Pound ("£"), Australian Dollar ("AUD"), and/or Euro ("€").
(18)Investment is denominated in foreign currency and is translated into U.S. dollars as of the valuation date. As of September 30, 2026, the par value U.S. dollar equivalent of the Datheos Bidco first lien delayed draw term loan and first lien term loan is $5,045 and $27,746, respectively. As of September 30, 2026, the par value U.S. dollar equivalent of the Packaging Coordinators Midco, Inc. first lien delayed draw term loan is $800. As of September 30, 2026, the par value U.S. dollar equivalent of the Meta Buyer LLC first lien term loan is $31,118. See Note 2. Summary of Significant Accounting Policies, for details.
(19)Investment is on non-accrual status as of September 30, 2026. See Note 3. Investments, for details.
(20)The Company holds common units in Notorious Buyer, LLC, and a first lien term loan, a subordinated loan, and a first lien revolver in Notorious Topco, LLC and Notorious Holdings, LLC, two wholly-owned subsidiaries of Notorious Buyer, LLC.
(21)Denotes investments in which the Company is an “Affiliated Person”, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), due to owning or holding the power to vote 5.0% or more of the outstanding voting securities of the investment but not controlling the company. Fair value as of September 30, 2026 and December 31, 2025 along with transactions during the nine months ended September 30, 2026 in which the issuer was a non-controlled/affiliated investment is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
Notorious Buyer, LLC	$31,836	$1,475	$—	$(5,526)	$27,785	$—	$1,416	$—	$150
Total Non-Controlled/Affiliated Investments	$31,836	$1,475	$—	$(5,526)	$27,785	$—	$1,416	$—	$150

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

(22) Denotes investments in which the Company "controls", as defined in the 1940 Act, due to owning or holding the power to vote more than 25.0% of the outstanding voting securities of the investment. Fair value as of September 30, 2026 and December 31, 2025, along with transactions during the nine months ended September 30, 2026 in which the issuer was a controlled investment, is as follows:

Portfolio Company (1)	Fair Value at December 31, 2025	Gross Additions (A)	Gross Redemptions (B)	Net Change In Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Net Realized Gains (Losses)	Interest Income	Dividend Income	Other Income
NEWCRED Senior Loan Program I, L.L.C.	$48,000	$24,000	$—	$—	$72,000	$—	$—	$6,183	$—
Total Controlled Investments	$48,000	$24,000	$—	$—	$72,000	$—	$—	$6,183	$—
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
**    Indicates assets that the Company deems to be "non-qualifying assets" under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70.0% of the Company's total assets at the time of acquisition of any additional non-qualifying assets. As of September 30, 2026, 7.46% of the Company's total assets are represented by investments at fair value that are considered non-qualifying assets.

The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(in thousands, except shares)
(unaudited)
Derivative Instruments

Interest Rate Swaps
		Company Receives		Company Pays
Counterparty	Hedged Item	Reference	Company Receives	Reference	Spread	Maturity Date	Fair Market Value	Upfront Payments/Receipts	Change in Unrealized Appreciation (Depreciation)
Deutsche Bank AG	March 2029 Notes	Fixed	6.47%	SOFR(M) +	3.10%	3/15/2029	$(2,873)	$—	$(2,873)
U.S. Bank National Association	March 2031 Notes	Fixed	6.89%	SOFR(M) +	3.38%	3/17/2031	(7,643)	—	(7,643)
Total Interest Rate Swaps							$(10,516)	$—	$(10,516)
The accompanying notes are an integral part of these consolidated financial statements.

New Mountain Private Credit Fund

Consolidated Schedule of Investments (Continued)
September 30, 2026
(unaudited)

September 30, 2026
Investment Type	Percent of Total Investments at Fair Value
First lien	85.83%
Second lien	2.71%
Subordinated	3.02%
Equity and other	8.44%
Total investments	100.00%

September 30, 2026
Industry Type	Percent of Total Investments at Fair Value
Business Services	27.90%
Software	23.66%
Healthcare	15.84%
Financial Services & Technology	9.79%
Consumer Services	6.70%
Distribution & Logistics	4.55%
Investment Fund	3.79%
Packaging	3.00%
Education	2.40%
Consumer Products	1.46%
Business Products	0.91%
Total investments	100.00%

September 30, 2026
Interest Rate Type	Percent of Total Investments at Fair Value
Floating rates	94.57%
Fixed rates	5.43%
Total investments	100.00%
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
September 30, 2026
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
The Merger is accounted for as a common control transaction between GIII and the Company. In accordance with the common control method of accounting, as detailed in Accounting Standards Codification Topic 805-50, Business Combinations - Related Issues, there is no change in basis of the assets and liabilities. Accordingly, the ongoing financial statements of the Company are presented as a continuation of those of GIII, such that the assets and liabilities of GIII were contributed to the Company at their current carrying values, and the equity of the Company was adjusted to reflect the equity of GIII immediately prior to the Merger. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free reorganization and the historical cost basis of the acquired GIII investments is carried forward for tax purposes.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C. ("GIII SPV"), is a wholly-owned direct subsidiary of the Company, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), was a wholly-owned direct subsidiary of the Company, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate the Company's compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of the Company's portfolio companies organized as a limited liability company; the Company consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may have incurred U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of September 30, 2026, the Company's top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.
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
Cash and cash equivalents—Cash and cash equivalents include cash and short-term, highly liquid investments. The Company defines cash equivalents as securities that are readily convertible into known amounts of cash and so near maturity that there is insignificant risk of changes in value. These securities have original maturities of three months or less. The Company did not hold any cash equivalents as of September 30, 2026 and December 31, 2025. The cash deposits are FDIC insured up to $250 per ownership category, per institution.
Revenue recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. The Company has loans and certain preferred equity investments in its portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal or share balances on the capitalization dates and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, the Company recognized PIK interest from investments of $3,809 and $9,819, respectively, and non-cash dividends from investments of $1,385 and $4,370, respectively. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $2,555 and $7,242, respectively, and non-cash dividends from investments of $2,027 and $6,539, respectively.
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
The following table summarizes the total income tax provision, income tax expense and deferred income tax provision for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Deferred income tax (benefit) provision	$—	$—	$—	$—
Current income tax (benefit) expense	12	73	12	157
Total income tax (benefit) provision	$12	$73	$12	$157
As of September 30, 2026 and December 31, 2025, the Company had $0 and $0, respectively, of deferred tax assets primarily relating to deferred taxes attributable to certain differences between the computation of income for U.S. federal income tax purposes as compared to GAAP.
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

Note 3. Investments
At September 30, 2026, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,671,613	$1,629,508
Second lien	61,467	51,379
Subordinated	57,243	57,263
Equity and other	177,726	160,411
Total investments	$1,968,049	$1,898,561
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$537,517	$529,527
Software	473,715	449,129
Healthcare	319,121	300,797
Financial Services & Technology	186,104	185,845
Consumer Services	127,454	127,219
Distribution & Logistics	89,723	86,458
Investment Fund	72,000	72,000
Packaging	63,162	56,920
Education	48,638	45,535
Consumer Products	33,311	27,785
Business Products	17,304	17,346
Total investments	$1,968,049	$1,898,561

At December 31, 2025, the Company's investments consisted of the following:
Investment Cost and Fair Value by Type

	Cost	Fair Value
First lien	$1,822,781	$1,801,162
Second lien	78,734	72,851
Subordinated	51,779	51,853
Equity and other	156,233	138,328
Total investments	$2,109,527	$2,064,194
Investment Cost and Fair Value by Industry

	Cost	Fair Value
Business Services	$620,307	$619,166
Software	456,616	451,485
Healthcare	371,018	333,623
Financial Services & Technology	245,895	246,104
Consumer Services	111,349	111,553
Distribution & Logistics	96,311	97,062
Investment Fund	48,000	48,000
Education	42,758	41,749
Packaging	41,542	39,416
Consumer Products	31,836	31,836
Business Products	23,296	23,580
Food & Beverage	10,957	10,948
Specialty Chemicals & Materials	9,642	9,672
Total investments	$2,109,527	$2,064,194
During the third quarter of 2026, the Company placed its investment in preferred shares in KWOR Intermediate I, LLC ("Alacrity") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's position in Alacrity preferred shares had total unearned income of $158 and $158, respectively.
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
NEWCRED Senior Loan Program I, L.L.C.
NEWCRED Senior Loan Program I, L.L.C. ("SLP I") was formed as a Delaware limited liability company and commenced operations on July 7, 2025. SLP I is structured as a private joint venture investment fund between the Company and SkyKnight Income IV, LLC (“SkyKnight IV”) and operates under a limited liability company agreement (the "SLP I Agreement"). The purpose of the joint venture is to invest primarily in senior secured loans issued by portfolio companies within the Company's core industry verticals. These investments are typically broadly syndicated first lien loans. All investment decisions must be unanimously approved by the board of managers of SLP I, which has equal representation from the Company and SkyKnight IV. SLP I has a five year investment period and the investment period may be extended for up to one additional year pursuant to certain terms of the SLP I Agreement.
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by SLP I to call down on capital commitments requires approval by the board of managers of SLP I. As of September 30, 2026 and December 31, 2025, the Company and SkyKnight IV committed $80,000 and $20,000, respectively, of equity to SLP I.
As of September 30, 2026 and December 31, 2025, the Company contributed $72,000 and $48,000, respectively, of equity to SLP I. As of September 30, 2026 and December 31, 2025, SkyKnight IV contributed $18,000 and $12,000, respectively, of equity to SLP I. The Company’s investment in SLP I is disclosed on the Company’s Consolidated Schedule of Investments as of September 30, 2026 and December 31, 2025.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") plus 1.47%. As of September 30, 2026 and December 31, 2025, SLP I's revolving credit facility has a maximum borrowing capacity of $300,000 and $300,000, respectively. As of September 30, 2026 and December 31, 2025, SLP I had total investments with an aggregate fair value of approximately $325,817 and $267,327, respectively, and debt outstanding under its credit facility of $251,950 and $161,950, respectively. As of September 30, 2026 and December 31, 2025, none of SLP I's investments were on non-accrual status. Additionally, as of September 30, 2026 and December 31, 2025, SLP I had unfunded commitments in the form of delayed draws of $1,479 and $1,732, respectively.
Below is a summary of SLP I's portfolio, along with a listing of the individual investments in SLP I's portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
First lien investments (1)	$338,223	$271,700
Weighted average interest rate on first lien investments (2)	7.53%	7.36%
Number of portfolio companies in SLP I	94	75
Largest portfolio company investment (1)	$6,929	$6,983
Total of five largest portfolio company investments (1)	$30,420	$31,729

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.

The following table is a listing of the individual investments in SLP I's portfolio as of September 30, 2026:

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Funded Investments - First lien
Accelya Lux Finco S.a r.l.	Business Services	SOFR(Q)(3)	5.25%	9.32%	10/2032	$3,792	$3,716	$3,432
Allium Buyer LLC	Business Services	SOFR(Q)(3)	4.25%	7.91%	09/2031	3,396	3,346	3,409
AmSpec Parent, LLC	Energy	SOFR(Q)(3)	3.00%	7.07%	12/2031	4,069	4,072	4,084
Asurion, LLC	Business Services	SOFR(Q)(3)	4.25%	8.07%	09/2030	1,950	1,922	1,904
athenahealth Group Inc.	Healthcare	SOFR(M)(3)	3.25%	7.15%	02/2032	5,170	5,125	5,170
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.50%	7.40%	12/2032	3,074	3,055	2,966
BCPE Empire Holdings, Inc.	Distribution & Logistics	SOFR(M)(3)	3.25%	7.15%	12/2030	3,403	3,360	3,297
Bella Holding Company, LLC	Healthcare	SOFR(M)(3)	3.25%	7.15%	06/2033	3,080	3,050	3,087
Berlin Packaging L.L.C.	Packaging	SOFR(Q)(3)	3.25%	7.22%	06/2031	4,735	4,743	4,706
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	7.15%	05/2028	1,964	1,965	1,966
BIFM CA Buyer Inc.	Business Services	SOFR(M)(3)	3.25%	6.91%	09/2033	2,610	2,603	2,612
Capstone Borrower, Inc.	Business Services	SOFR(Q)(3)	2.75%	6.82%	06/2030	3,226	3,036	3,176
Chrysaor Bidco S.a r.l.	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.76%	10/2031	709	709	712
Citrin Cooperman Advisors LLC	Financial Services & Technology	SOFR(Q)(3)	3.00%	7.07%	04/2032	1,725	1,699	1,707
Cleanova US Holdings LLC	Business Products	SOFR(Q)(3)	4.75%	8.61%	06/2032	4,455	4,471	4,458
Cloudera, Inc.	Software	SOFR(M)(3)	3.75%	7.75%	10/2028	5,834	5,742	5,452
Clydesdale Acquisition Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	7.15%	04/2032	3,939	3,925	3,871
Cohnreznick Advisory LLC	Financial Services & Technology	SOFR(Q)(3)	3.25%	7.32%	03/2032	3,565	3,562	3,541
ConnectWise, LLC	Software	SOFR(Q)(3)	3.50%	7.84%	09/2028	3,693	3,697	3,634
CoreLogic, Inc. (fka First American Corporation, The)	Business Services	SOFR(M)(3)	4.25%	8.15%	07/2031	4,700	4,614	4,459
Cross Financial Corp.	Financial Services & Technology	SOFR(M)(3)	2.75%	6.65%	10/2031	2,283	2,246	2,234
Cub Financing Intermediate, LLC	Financial Services & Technology	SOFR(Q)(3)	4.25%	8.33%	08/2033	332	329	334
Dayforce Bidco, LLC	Software	SOFR(Q)(3)	3.00%	6.82%	02/2033	2,298	2,232	2,216
Dealer Tire Financial, LLC	Distribution & Logistics	SOFR(M)(3)	3.00%	6.90%	07/2031	4,950	4,903	4,910
DG Investment Intermediate Holdings 2, Inc.	Business Services	SOFR(M)(3)	3.00%	6.90%	07/2032	4,967	4,953	4,980
Discovery Purchaser Corporation	Specialty Chemicals & Materials	SOFR(Q)(3)	3.75%	7.48%	10/2029	4,439	4,437	4,429
EAB Global, Inc.	Education	SOFR(M)(3)	3.00%	6.90%	08/2030	4,237	4,158	3,775
Eagle Parent Corp.	Business Services	SOFR(Q)(3)	4.25%	8.32%	04/2029	4,927	4,876	4,961
Eisner Advisory Group LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.90%	02/2031	3,970	3,931	3,968
Emma Buyer, LLC	Business Services	SOFR(M)(3)	3.50%	7.40%	07/2033	1,812	1,803	1,818
Finastra USA, Inc.	Financial Services & Technology	SOFR(S)(3)	4.00%	7.75%	09/2032	4,897	4,860	4,736
First Advantage Holdings, LLC	Business Services	SOFR(Q)(3)	2.75%	6.82%	10/2031	1,580	1,580	1,582
Forgent Power LLC	Business Products	SOFR(Q)(3)	2.25%	6.29%	12/2032	2,859	2,833	2,863
Foundational Education Group, Inc.	Education	SOFR(Q)(3)	4.25%	8.33%	08/2028	4,391	4,140	4,102
Groundworks, LLC	Business Services	SOFR(M)(3)	3.50%	7.40%	03/2031	4,958	4,969	4,964
Heartland Dental, LLC	Healthcare	SOFR(M)(3)	3.00%	6.82%	08/2032	1,198	1,197	1,197
HIG Finance 2 Limited	Financial Services & Technology	SOFR(M)(3)	2.75%	6.65%	02/2031	4,466	4,362	4,309
Houghton Mifflin Harcourt Company	Education	SOFR(M)(3)	5.25%	9.25%	04/2029	4,928	4,855	3,357
HP PHRG Borrower, LLC	Consumer Services	SOFR(Q)(3)	4.00%	8.07%	02/2032	5,925	5,899	5,901
Inizio Group Limited	Healthcare	SOFR(Q)(3)	4.25%	8.42%	08/2028	5,000	4,857	4,894

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

ISolved, Inc.	Information Services	SOFR(M)(3)	2.75%	6.65%	10/2030	$1,489	$1,392	$1,450
Jones DesLauriers Insurance Management Inc.	Business Services	SOFR(Q)(3)	3.00%	6.82%	02/2033	4,010	3,936	3,964
Kaseya Inc.	Software	SOFR(Q)(3)	3.25%	7.07%	03/2032	4,564	4,565	3,820
Kestra Advisor Services Holdings A, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.75%	6.82%	03/2031	1,985	1,985	1,969
KnowBe4, Inc.	Education	SOFR(Q)(3)	3.75%	7.57%	07/2032	2,487	2,491	1,763
LSCS Holdings, Inc.	Healthcare	SOFR(Q)(3)	4.50%	8.57%	03/2032	4,385	4,331	4,360
LTR Intermediate Holdings, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.75%	7.64%	12/2032	2,826	2,812	2,837
Marcel Bidco LLC (Marcel Bidco GmbH)	Software	SOFR(M)(3)	3.00%	6.66%	11/2030	3,731	3,714	3,643
Mavis Tire Express Services Topco, Corp.	Retail	SOFR(Q)(3)	3.25%	6.92%	05/2033	5,000	4,968	4,959
MED ParentCo, LP	Healthcare	SOFR(M)(3)	3.00%	6.90%	04/2031	2,978	2,984	2,976
Michael Baker International, LLC	Business Services	SOFR(M)(3)	4.50%	8.40%	12/2028	1,540	1,504	1,542
Michael Baker International, LLC	Business Services	SOFR(Q)(3)	4.00%	7.82%	12/2028	3,970	3,970	3,975
Neon Maple Purchaser Inc.	Financial Services & Technology	SOFR(M)(3)	2.50%	6.40%	11/2031	1,985	1,978	1,934
Nexus Buyer LLC	Financial Services & Technology	SOFR(M)(3)	4.00%	7.90%	07/2031	4,965	4,943	4,920
Nielsen Consumer, Inc.	Business Services	SOFR(M)(3)	2.25%	6.15%	10/2030	1,975	1,971	1,969
Oak-Eagle Acquireco, Inc.	Consumer Services	SOFR(Q)(3)	3.50%	7.25%	08/2033	1,962	1,933	1,980
Oceankey (U.S.) II Corp.	Software	SOFR(M)(3)	3.50%	7.50%	12/2028	5,757	5,768	5,696
OCM System One Buyer CTB, LLC (Sentinel Purchaser II Holdco, LLC)	Business Services	SOFR(M)(3)	3.75%	7.65%	08/2033	2,717	2,703	2,714
Orbit Private Holdings I Ltd	Financial Services & Technology	SOFR(S)(3)	3.75%	7.60%	12/2031	3,633	3,622	3,639
Orion Advisor Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.75%	6.57%	09/2030	1,618	1,596	1,614
Osaic Holdings, Inc.	Financial Services & Technology	SOFR(Q)(3)	2.50%	6.57%	07/2032	1,990	1,990	1,974
Osmose Utilities Services, Inc.	Specialty Chemicals & Materials	SOFR(M)(3)	3.25%	7.27%	06/2028	4,949	4,818	4,943
OSTTRA Group Ltd	Financial Services & Technology	SOFR(Q)(3)	3.00%	6.75%	10/2032	3,990	3,995	3,995
OVG Business Services, LLC	Business Services	SOFR(M)(3)	3.00%	6.90%	06/2031	986	982	991
Paradigm Parent, LLC	Distribution & Logistics	SOFR(Q)(3)	4.50%	8.57%	04/2032	224	200	209
Pearls (Netherlands) Bidco B.V.	Specialty Chemicals & Materials	SOFR(Q)(3)	3.25%	7.07%	02/2029	398	380	378
Pioneer AcquisitionCo, LLC	Business Services	SOFR(Q)(3)	2.50%	6.57%	10/2032	2,261	2,256	2,249
Planview Parent, Inc.	Software	SOFR(Q)(3)	3.50%	7.57%	12/2027	3,945	3,900	3,304
Pretium PKG Holdings, Inc.	Packaging	SOFR(Q)(3)	5.25%	8.98%	03/2031	2,009	2,000	1,993
Project Alpha Intermediate Holding, Inc.	Software	SOFR(Q)(3)	3.25%	7.32%	10/2030	4,949	4,959	3,498
Pushpay USA Inc.	Financial Services & Technology	SOFR(Q)(3)	3.75%	7.57%	08/2031	4,950	4,952	4,488
RealPage, Inc.	Software	SOFR(Q)(3)	3.00%	7.34%	04/2028	892	889	881
RealPage, Inc.	Software	SOFR(Q)(3)	3.75%	7.82%	04/2028	4,032	3,996	3,994
Rithum Holdings, Inc.	Software	SOFR(Q)(3)	4.75%	8.82%	07/2032	3,960	3,909	3,736
RxB Holdings, Inc.	Healthcare	SOFR(M)(3)	5.00%	8.90%	12/2030	1,827	1,795	1,829
Salas O'Brien, Inc.	Manufacturing	SOFR(M)(3)	2.75%	6.65%	01/2033	2,117	2,108	2,128
Secretariat Advisors LLC	Business Services	SOFR(Q)(3)	4.00%	8.07%	02/2032	3,401	3,412	3,298
Secure Acquisition, Inc.	Packaging	SOFR(M)(3)	3.75%	7.65%	12/2028	3,983	3,979	3,995
SonarSource Financing, LLC	Software	SOFR(Q)(3)	4.50%	8.23%	12/2030	5,693	5,618	5,551
Sovos Compliance, LLC (fka Taxware, LLC)	Software	SOFR(M)(3)	3.25%	7.15%	08/2029	3,255	3,227	3,170
Spring Education Group, Inc.	Education	SOFR(Q)(3)	3.25%	7.32%	10/2030	4,958	4,956	4,963
STATS Intermediate Holdings, LLC	Business Services	SOFR(Q)(3)	7.00%	10.74%	04/2030	3,980	3,853	3,945

Portfolio Company and Type of Investment	Industry	Reference	Spread	Interest Rate (1)	Maturity Date	Principal Amount or Par Value	Cost	Fair Value (2)

Storable, Inc.	Software	SOFR(M)(3)	3.25%	7.15%	04/2031	4,917	4,892	4,260
Summit Acquisition Inc.	Business Services	SOFR(M)(3)	3.50%	7.40%	10/2031	1,737	1,733	1,743
Sword Purchaser, LLC	Packaging	SOFR(M)(3)	4.00%	7.90%	04/2033	1,600	1,524	1,599
Team.blue Finco SARL	Software	SOFR(Q)(3)	3.25%	7.32%	07/2032	3,990	3,980	3,915
Tegra118 Wealth Solutions, Inc.	Financial Services & Technology	SOFR(Q)(3)	4.00%	7.82%	01/2033	4,376	4,345	4,402
Thermostat Purchaser III, Inc.	Business Services	SOFR(Q)(3)	4.25%	8.32%	08/2028	4,805	4,807	4,737
Tricorbraun Holdings, Inc.	Packaging	SOFR(M)(3)	3.25%	7.15%	03/2031	3,959	3,946	3,796
TruGreen Limited Partnership	Consumer Services	SOFR(M)(3)	4.00%	8.00%	11/2027	1,907	1,828	1,863
UKG Inc.	Software	SOFR(Q)(3)	2.25%	6.07%	02/2031	2,734	2,682	2,657
US Fertility Enterprises, LLC	Healthcare	SOFR(Q)(3)	3.00%	7.07%	12/2032	2,673	2,662	2,683
Viant Medical Holdings, Inc.	Healthcare	SOFR(M)(3)	4.00%	7.90%	10/2031	4,192	4,183	4,125
VSTG Intermediate Holdings, Inc.	Business Services	SOFR(Q)(3)	3.75%	7.82%	07/2029	4,948	4,953	4,871
VT Topco, Inc.	Business Services	SOFR(Q)(3)	3.00%	7.07%	08/2030	3,171	3,141	3,130
Xplor T1, LLC	Financial Services & Technology	SOFR(Q)(3)	3.25%	7.05%	12/2032	5,974	5,944	5,780
Zelis Cost Management Buyer, Inc.	Healthcare	SOFR(M)(3)	3.25%	7.15%	11/2031	6,929	6,917	6,905
Zest Acquisition Corp.	Healthcare	SOFR(M)(3)	6.00%	9.66%	02/2031	3,000	2,955	2,955
Total Funded Investments						$336,744	$333,664	$325,830
Unfunded Investments - First lien
BIFM CA Buyer Inc.	Business Services	—	—	—	09/2033	$390	$(1)	$—
Citrin Cooperman Advisors LLC	Financial Services & Technology	—	—	—	04/2027	184	(2)	(3)
Emma Buyer, LLC	Business Services	—	—	—	07/2033	188	(1)	1
Salas O'Brien, Inc.	Manufacturing	—	—	—	01/2028	163	—	1
Secretariat Advisors LLC	Business Services	—	—	—	02/2027	416	1	(12)
US Fertility Enterprises, LLC	Healthcare	—	—	—	12/2027	138	—	—
Total Unfunded Investments						$1,479	$(3)	$(13)
Total Investments						$338,223	$333,661	$325,817

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the SOFR. For each investment, the current interest rate provided reflects the rate in effect as of September 30, 2026.
(2)Represents the fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurement and Disclosures ("ASC 820"). The Company's board of trustees does not determine the fair value of the investments held by SLP I.
(3)Investment is held by NEWCRED Senior Loan Program Holdings I, L.L.C. ("SLP I Holdings").

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

(1)All interest is payable in cash unless otherwise indicated. All of the variable rate debt investments bear interest at a rate that may be determined by reference to the SOFR. For each investment, the current interest rate provided reflects the rate in effect as of December 31, 2025.
(2)Represents the fair value in accordance with ASC 820. The Company's board of trustees does not determine the fair value of the investments held by SLP I.
(3)Investment is held by SLP I Holdings.

Below is certain summarized consolidated financial information for SLP I as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and September 30, 2025:

Selected Balance Sheet Information:	September 30, 2026	December 31, 2025
Assets
Investments at fair value (cost of $333,661 and $267,841)	$325,817	$267,327
Cash and cash equivalents	16,942	16,119
Receivable from unsettled securities sold	6,564	—
Interest and dividend receivable	1,118	692
Other assets	32	55
Total assets	$350,473	$284,193

Liabilities
Borrowings	251,950	161,950
Deferred financing costs (net of accumulated amortization of $438 and $173)	(1,337)	(1,597)
Payable for unsettled securities purchased	8,903	50,907
Contribution received in advance	2,000	8,000
Interest payable	3,450	3,359
Distribution payable	2,846	1,719
Other liabilities	501	369
Total liabilities	268,313	224,707

Members' capital	82,160	59,486
Total liabilities and members' capital	$350,473	$284,193

	Three Months Ended		Nine Months Ended
Selected Statement of Operations Information:	Three Months Ended September 30, 2026	September 30, 2025	Nine Months Ended September 30, 2026	September 30, 2025
Interest income	$6,605	$1,851	$18,138	$1,851
Other income	84	98	375	98
Total investment income	6,689	1,949	18,513	1,949

Interest and other financing expenses	3,503	1,255	9,661	1,255
Other expenses	243	181	596	181
Total expenses	3,746	1,436	10,257	1,436

Net investment income	2,943	513	8,256	513

Net realized gains (losses) on investments	(125)	—	(408)	—
Net change in unrealized appreciation (depreciation) of investments	2,790	171	(7,327)	171
Net increase (decrease) in members' capital	$5,608	$684	$521	$684

For the three and nine months ended September 30, 2026, the Company earned approximately $2,265 and $6,183 of dividend income related to SLP I, which is included in dividend income, and for the three and nine months ended September 30, 2025, approximately $410 and $410, respectively, of dividend income related to SLP I, which is included in dividend income. As of September 30, 2026 and December 31, 2025, approximately $2,265 and $1,331 of dividend income related to SLP I was included in interest and dividend receivable.
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
Unconsolidated Significant Subsidiaries
In accordance with Regulation S-X Rule 1-02(w)(2), the Company evaluates its unconsolidated controlled portfolio companies to determine if any qualify as “significant subsidiaries.” This determination is made based upon an analysis performed under Rule 10-01(b)(1). As of September 30, 2026, the Company did not have any portfolio companies that were deemed to be a "significant subsidiary" as defined by Rule 1-02(w)(2).
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

The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of September 30, 2026:

	Total	Level I	Level II	Level III
First lien	$1,629,508	$—	$146,516	$1,482,992
Second lien	51,379	—	10,434	40,945
Subordinated	57,263	—	—	57,263
Equity and other	160,411	—	—	160,411
Total investments	$1,898,561	$—	$156,950	$1,741,611
The following table summarizes the levels in the fair value hierarchy that the Company's portfolio investments fell into as of December 31, 2025:

	Total	Level I	Level II	Level III
First lien	$1,801,162	$—	$99,739	$1,701,423
Second lien	72,851	—	9,930	62,921
Subordinated	51,853	—	—	51,853
Equity and other	138,328	—	—	138,328
Total investments	$2,064,194	$—	$109,669	$1,954,525
The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2026	$1,726,759	$1,467,393	$41,753	$56,199	$161,414
Total gains or losses included in earnings:
Net change in unrealized appreciation (depreciation) of investments	(13,879)	(7,093)	(1,288)	(58)	(5,440)
Purchases, including capitalized PIK and revolver fundings	56,447	50,408	480	1,122	4,437
Proceeds from sales and paydowns of investments	(15,581)	(15,581)	—	—	—
Transfers out of Level III (1)	(12,135)	(12,135)	—	—	—
Fair Value, September 30, 2026	$1,741,611	$1,482,992	$40,945	$57,263	$160,411
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(13,893)	$(7,108)	$(1,288)	$(57)	$(5,440)

(1)As of September 30, 2026, portfolio investments were transferred out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

The following table summarizes the changes in fair value of Level III portfolio investments for the three months ended September 30, 2025, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held at September 30, 2025:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, June 30, 2025	$1,422,367	$1,212,422	$81,843	$45,578	$82,524
Total gains or losses included in earnings:
Net realized gains (losses) on investments	25	—	—	—	25
Net change in unrealized appreciation (depreciation) of investments	(6,930)	(4,383)	2,001	(29)	(4,519)
Purchases, including capitalized PIK and revolver fundings (1)	207,868	164,483	9,464	796	33,125
Proceeds from sales and paydowns of investments (1)	(108,761)	(72,653)	(34,999)	—	(1,109)
Transfers into Level III (2)	18,330	379	17,951	—	—
Fair Value, September 30, 2025	$1,532,899	$1,300,248	$76,260	$46,345	$110,046
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(7,269)	$(4,722)	$2,001	$(29)	$(4,519)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2025, portfolio investments were transferred into Level III from Level II at fair value as of the beginning of the period in which the reclassification occurred.
The following table summarizes the changes in fair value of Level III portfolio investments for the nine months ended September 30, 2026, as well as the portion of appreciation (depreciation) included in income attributable to the net change in unrealized appreciation (depreciation) related to those assets and liabilities still held by the Company at September 30, 2026:

	Total	First Lien	Second Lien	Subordinated	Equity and other
Fair Value, December 31, 2025	$1,954,525	$1,701,423	$62,921	$51,853	$138,328
Total gains or losses included in earnings:
Net realized gains (losses) on investments	(29,573)	(9,838)	(241)	—	(19,494)
Net change in unrealized appreciation (depreciation) of investments	(16,857)	(13,641)	(3,795)	(8)	587
Purchases, including capitalized PIK and revolver fundings (1)	219,342	170,122	2,182	5,418	41,620
Proceeds from sales and paydowns of investments (1)	(422,168)	(407,359)	(14,179)	—	(630)
Transfers into Level III (2)	66,210	54,763	11,447	—	—
Transfers out of Level III (2)	(29,868)	(12,478)	(17,390)	—	—
Fair Value, September 30, 2026	$1,741,611	$1,482,992	$40,945	$57,263	$160,411
Net change in unrealized appreciation (depreciation) for the period relating to those Level III assets that were still held by the Company at the end of the period:	$(43,228)	$(20,933)	$(3,824)	$(7)	$(18,464)

(1)Includes non-cash reorganizations and restructurings.
(2)As of September 30, 2026, portfolio investments were transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the quarterly period in which the reclassification occurred.

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
Except as noted in the tables above, there were no other transfers in or out of Levels I, II, or III during the three and nine months ended September 30, 2026 and September 30, 2025. Transfers into Level III occur as quotations obtained through pricing services are deemed not representative of fair value as of the balance sheet date, and such assets are internally valued. As quotations obtained through pricing services are substantiated through additional market sources, investments are transferred out of Level III. In addition, transfers out of Level III and transfers into Level III occur based on the increase or decrease in the availability of certain observable inputs. Investments will be transferred into Level III from Level II and out of Level III into Level II at fair value as of the beginning of the period in which the reclassification occurred.
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

Market Based Approach: The Company may estimate the total enterprise value of each portfolio company by utilizing EBITDA or revenue multiples of publicly traded comparable companies and comparable transactions. The Company considers numerous factors when selecting the appropriate companies whose trading multiples are used to value its portfolio companies. These factors include, but are not limited to, the type of organization, similarity to the business being valued, and relevant risk factors, as well as size, profitability and growth expectations. The Company may apply an average of various relevant comparable company EBITDA or revenue multiples to the portfolio company's latest twelve month ("LTM") EBITDA or revenue or projected EBITDA or revenue to calculate the enterprise value of the portfolio company. Significant increases or decreases in the EBITDA or revenue multiples will result in an increase or decrease in enterprise value, which may result in an increase or decrease in the fair value estimate of the investment. In applying the Market Based Approach as of September 30, 2026 and December 31, 2025, the Company used the relevant EBITDA or revenue multiple ranges set forth in the table below to determine the enterprise value of its portfolio companies. The Company believes these were reasonable ranges in light of current comparable company trading levels and the specific portfolio companies involved.
Income Based Approach: The Company also may use a discounted cash flow analysis to estimate the fair value of the investment. Projected cash flows represent the relevant security's contractual interest, fee and principal payments plus the assumption of full principal recovery at the investment's expected maturity date. These cash flows are discounted at a rate established utilizing a combination of a yield calibration approach and a comparable investment approach. The yield calibration approach incorporates changes in the credit quality (as measured by relevant statistics) of the portfolio company, as compared to changes in the yield associated with comparable credit quality market indices, between the date of origination and the valuation date. The comparable investment approach utilizes an average yield-to-maturity of a selected set of high-quality, liquid investments to determine a comparable investment discount rate. Significant increases or decreases in the discount rate would result in a decrease or increase in the fair value measurement. In applying the Income Based Approach as of September 30, 2026 and December 31, 2025, the Company used the discount ranges set forth in the table below to value investments in its portfolio companies.
The unobservable inputs used in the fair value measurement of the Company's Level III investments as of September 30, 2026 were as follows:

				Range
Type	Fair Value as of September 30, 2026	Approach	Unobservable Input	Low	High	Weighted Average (1)
First lien	$1,435,885	Market & Income Approach	EBITDA multiple	4.0x	22.0x	14.9x
			Revenue multiple	5.0x	9.0x	6.9x
			Discount rate	8.1%	66.0%	11.4%
	47,107	Other	N/A(2)	N/A	N/A	N/A
Second lien	34,945	Market & Income Approach	EBITDA multiple	10.0x	20.5x	20.2x
			Discount rate	11.8%	28.7%	18.9%
	6,000	Other	N/A(2)	N/A	N/A	N/A
Subordinated	57,263	Market & Income Approach	EBITDA multiple	8.5x	20.0x	14.6x
			Discount rate	13.4%	15.0%	14.1%
Equity and other	88,411	Market & Income Approach	EBITDA multiple	6.0x	21.0x	12.4x
			Discount rate	11.1%	29.0%	13.5%
	72,000	Income Approach	Discount rate	10.0%	10.0%	10.0%
	$1,741,611

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

The following are the principal amounts and fair values of the Company’s borrowings as of September 30, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available:

	As of
	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
GS Credit Facility	$478,700	$477,626	$576,000	$574,490
NEWCRED Credit Facility (1)	289,654	290,981	499,389	502,270
Unsecured Notes	225,000	220,811	—	—
Total Borrowings	$993,354	$989,418	$1,075,389	$1,076,760
(1) As of September 30, 2026, the principal amount of the NEWCRED Credit Facility was $289,654, which included €25,422 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of September 30, 2026, the fair value of the NEWCRED Credit Facility was $290,981, which included €25,463 denominated in EUR, AUD 44,819 denominated in AUD, and £610 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the principal amount of the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the fair value of the NEWCRED Credit Facility was $502,270, which included €24,533 denominated in EUR, AUD 44,849 denominated in AUD, and £610 denominated in GBP, that have been translated to U.S. dollars.

The following table summarizes the notional amounts and fair values of the Company's derivative instruments as of September 30, 2026 and December 31, 2025. The Company's derivative instruments are considered Level II investments.

	As of
	September 30, 2026			December 31, 2025
	Notional Amount	Asset	Liability	Notional Amount	Asset	Liability
Derivatives in fair value hedging relationships:
Interest rate swaps	$225,000	$—	$(10,516)	$—	$—	$—
Total derivatives designated as hedging instruments	225,000	—	(10,516)	—	—	—
Total derivatives	225,000	—	(10,516)	—	—	—
Total net derivatives	$225,000	$—	$(10,516)	$—	$—	$—
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
Management Fee
NEWCRED Management Fee
Pursuant to the Investment Advisory Agreement, the base management fee is payable quarterly in arrears at an annual rate of 1.25% of the value of the Company’s net assets (as defined below) as of the beginning of the first business day of the applicable month. For purposes of the Investment Advisory Agreement, net assets means the Company’s total assets less liabilities determined on a consolidated basis in accordance with United States generally accepted accounting principles. For the first calendar month in which the Company had operations, net assets were measured as the beginning net assets.
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
Incentive Fee
Under the Investment Advisory Agreement, the incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Company's income and a portion is based on a percentage of the Company's capital gains, each as described below.

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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company's net assets at the end of the immediately preceding quarter, is compared to a "hurdle rate" of return of 1.25% per quarter (5.0% annualized).
The Company will pay the Investment Adviser an incentive fee quarterly in arrears with respect to its Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Company's Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate of 1.25% (5.0% annualized);
•100% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.43% (5.72% annualized). The Company refers to this portion of its Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.43%) as the "catch-up." The "catch-up" is meant to provide the Investment Adviser with approximately 12.5% of its Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.43% in any calendar quarter; and
•12.5% of the dollar amount of the Company's Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds a rate of return of 1.43% (5.72% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter is allocated to the Investment Adviser.
For the three and nine months ended September 30, 2026, there were no incentive fees waived by the Investment Adviser. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.
NEWCRED Incentive Fee on Capital Gains
Pursuant to the Investment Advisory Agreement, the second component of the Incentive Fee, the Capital Gains Incentive Fee, is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with GAAP.

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
The following table summarizes the management fees and incentive fees incurred by the Company for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Management fee	$3,014	$3,338	$9,164	$9,500
Less: management fee waiver	(13)	(13)	(53)	(53)
Net management fee	$3,001	$3,325	$9,111	$9,447
Incentive fee, excluding accrued incentive fees on capital gains	$3,462	$3,229	$10,351	$9,729
For the three and nine months ended September 30, 2026 and September 30, 2025, no incentive fee on capital gains was accrued or owed under the Investment Advisory Agreement by the Company.
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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company's shareholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Investment Adviser until such time as all Expense Payments made by the Investment Adviser to the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar month, except to the extent the Investment Adviser has waived its right to receive such payment for the applicable month. As of September 30, 2026, the Investment Adviser has made Expense Payments in the amount of $2,615 for which the Company has made $1,260 in Reimbursement Payments since inception.

The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the Board and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief that superseded the prior order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Board make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the Board will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the Board has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the Board.

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
GIII Unsecured Notes
On August 4, 2021, GIII entered into a Master Note Purchase Agreement (the "GIII Note Purchase Agreement") with certain institutional investors (the "GIII Purchasers"). Pursuant to the GIII Note Purchase Agreement, on August 4, 2021, GIII issued to the GIII Purchasers, in a private placement, $125,000 in aggregate principal amount of 3.57% Series 2021A Senior Notes, Tranche A, due July 15, 2025 (the "July 2025A Notes"), and on December 21, 2021, at a second closing, GIII issued $50,000 in aggregate principal amount of 3.62% Series 2021A Senior Notes, Tranche B, due July 15, 2025 (the "July 2025B Notes"). On March 10, 2022, GIII entered into a first supplement (the "GIII Supplement") to the GIII Note Purchase Agreement with certain GIII Purchasers. Pursuant to the GIII Supplement, on March 10, 2022, GIII issued to the GIII Purchasers $100,000 in aggregate principal amount of 3.95% Series 2022A Senior Notes due July 15, 2025 (the “July 2025C Notes”).
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
The July 2025A Notes and the July 2025B Notes bore interest at an annual rate of 3.57% and 3.62%, respectively, payable semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2022. The July 2025C Notes bore interest at an annual rate of 3.95%, payable semi-annually on January 15 and July 15 of each year, which commenced on July 15, 2022. These interest rates were subject to an increase in the event that: (i) subject to certain exceptions, the GIII Unsecured Notes or the Company ceased to have an investment grade rating or (ii) the Asset Coverage Ratio (as defined in the GIII Note Purchase Agreement) was less than 1.83 to 1.00.
The Company was obligated to offer to prepay the GIII Unsecured Notes (i) each time the Company received an aggregate amount of net proceeds from the repayment, or sale, of loans or investments that constitute Company Level Assets (as defined in the GIII Note Purchase Agreement) and (ii) each time the Company received an aggregate amount of net proceeds, or if the Company was permitted to receive an aggregate amount of net proceeds, from the distribution of Wells Residual Equity (as defined in the GIII Note Purchase Agreement), in each case that was at least equal to the lesser of (A) $25,000 and (B) 10% of the aggregate principal of GIII Unsecured Notes issued under the GIII Note Purchase Agreement and the GIII Supplement.
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

NEWCRED Unsecured Notes

On February 25, 2026, the Company entered into a Master Note Purchase Agreement (the "NEWCRED Note Purchase Agreement") with certain institutional investors (the "Purchasers"). Pursuant to the NEWCRED Note Purchase Agreement, on February 25, 2026, the Company issued to the Purchasers, in a private placement, $85,000 in aggregate principal amount of 6.47% Series 2026A Senior Notes, Tranche A, due March 15, 2029 (the "March 2029 Notes"), and $140,000 in aggregate principal amount of 6.89% Series 2026A Senior Notes, Tranche B, due March 17, 2031 (the "March 2031 Notes").
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

The following table summarizes the interest expense and amortization of financing costs incurred on the Unsecured Notes for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense (1)(2)	$4,000	$—	$9,454	$3,593
Amortization of financing costs	$166	$—	$393	$317
Weighted average interest rate	6.7%	—%	6.7%	3.7%
Effective interest rate	7.4%	—%	7.3%	4.1%
Average debt outstanding	$225,000	$—	$225,000	$194,475
(1) For the three and nine months ended September 30, 2026, Interest Expense includes net income (expense) recognized on the fair value hedges.
(2) For the nine months ended September 30, 2025, Interest Expense represents the period ended on June 25, 2025 when the GIII Unsecured Notes were fully redeemed.
As of September 30, 2026 and December 31, 2025, the outstanding balance on the NEWCRED Unsecured Notes was $214,484 and $0, respectively, and the Company was in compliance with the applicable covenants of the NEWCRED Note Purchase Agreement on such dates.
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
The following table presents the effect of hedging derivative instruments on the Consolidated Statements of Operations and the total amounts for the respective line items affected:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
(Losses) gains on fair value hedging relationship:
Interest rate swap contract:
Interest income (expense) recognized on derivative	$(213)	$(367)
(Losses) gains recognized on derivative	(5,825)	(10,516)
Gains (losses) recognized on hedged item	5,825	10,516
Net income (expense) recognized on fair value hedge	$(213)	$(367)

The following table summarizes the carrying value of the Company's hedged assets and liabilities in fair value hedges and the associated cumulative basis adjustments included in those carrying values as of September 30, 2026:

	As of
	September 30, 2026
Description	Carrying Value	Cumulative Amount of Basis Adjustment
March 2029 Notes	$82,127	$2,873
March 2031 Notes	132,357	7,643
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
The aggregate fair values of all derivative instruments with any credit-risk-related contingent features that were in a net liability position on September 30, 2026 was $10,516, compared to $0 on December 31, 2025, for which the Company had posted collateral of $10,350 and $0, respectively. The Company does not have any derivatives that are not designated as hedging instruments.
Unsecured Management Company Revolver
The Uncommitted Revolving Loan Agreement (the "Uncommitted Revolving Loan Agreement"), dated February 5, 2026, by and between the Company, as the Borrower, and NMF Investments III, L.L.C., as Lender, an affiliate of the Investment Adviser (the "Unsecured Management Company Revolver"), is structured as a discretionary unsecured revolving credit facility. The proceeds from the Unsecured Management Company Revolver may be used for general corporate purposes, including the funding of portfolio investments. Pursuant to the agreement dated February 5, 2026, the maturity date of the Unsecured Management Company Revolver is December 31, 2030.
Pursuant to the agreement dated February 5, 2026, the Unsecured Management Company Revolver bears interest at the Applicable Federal Rate. As of September 30, 2026, the maximum amount of revolving borrowings available under the Unsecured Management Company Revolver was $50,000 and no borrowings were outstanding. For the three and nine months ended September 30, 2026, amortization of financing costs was $1 and $2, respectively.
GS Credit Facility
On November 28, 2023, NEWCRED SPV entered into a Credit Agreement (the “Credit Agreement”) among NEWCRED SPV as a borrower, the Company as collateral manager, various lenders, GS ASL, LLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, and Western Alliance Trust Company, N.A. (“WATC”), as collateral agent, collateral custodian, and collateral administrator, which is structured as a secured credit term loan and a secured revolving credit facility (the “GS Credit Facility”). The GS Credit Facility is collateralized by all of the investments of NEWCRED SPV on an investment by investment basis and may be used in the future for the funding of the Company's portfolio investments. The GS Credit Facility will mature on the earlier of either (a) December 17, 2030, (b) 45 days prior to the maturity date of the Equityholder (the Company), or (c) an early prepayment date. The GS Credit Facility has a maximum facility amount of $650,000.
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

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the GS Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest expense	$6,531	$8,383	$21,077	$21,431
Non-usage fee	$266	$200	$597	$1,008
Amortization of financing costs	$346	$343	$1,027	$1,031
Weighted average interest rate	5.6%	6.6%	5.6%	6.7%
Effective interest rate	6.2%	7.1%	6.0%	7.3%
Average debt outstanding	$453,670	$493,636	$495,842	$424,900
As of September 30, 2026 and December 31, 2025, the outstanding balance on the GS Credit Facility was $478,700 and $576,000, respectively, and NEWCRED SPV was in compliance with the applicable covenants of the Credit Agreement on such dates.
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
As of the amendment and restatement on February 2, 2026, the maximum amount of revolving borrowings available under the NEWCRED Credit Facility was $585,000. The Company is permitted to borrow at various advance rates depending on the type of portfolio investment, as outlined in the RCA. All fees associated with the origination and amending of the NEWCRED Credit Facility are capitalized on the Company’s Consolidated Statements of Assets and Liabilities and charged against income as other financing expenses over the life of the NEWCRED Credit Facility. The NEWCRED Credit Facility contains certain customary affirmative and negative covenants and events of default, including certain financial covenants related to asset coverage and liquidity and other maintenance covenants.
The NEWCRED Credit Facility generally bears interest of 1.90% to 2.00%, depending on the borrowing base, plus benchmark rates. The NEWCRED Credit Facility also charges a 0.375% commitment fee based on the unused facility amount.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the NEWCRED Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025 (1)
Interest expense	$3,767	$1,395	$13,918	$1,510
Non-usage fee	$313	$407	$717	$644
Amortization of financing costs	$235	$198	$664	$307
Weighted average interest rate	5.7%	6.4%	5.7%	6.4%
Effective interest rate	6.5%	9.2%	6.2%	10.5%
Average debt outstanding	$259,064	$85,522	$324,197	$59,972
(1) Reflects the period from May 12, 2025 to September 30, 2025.
As of September 30, 2026, the outstanding balance on the NEWCRED Credit Facility was $289,654, which included €25,422 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars. As of December 31, 2025, the outstanding balance on the NEWCRED Credit Facility was $499,389, which included €24,486 denominated in EUR, AUD 44,669 denominated in AUD, and £609 denominated in GBP, that have been translated to U.S. dollars.
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

Note 8. Commitments and Contingencies
In the normal course of business, the Company may enter into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company may also enter into future funding commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2026, the Company had unfunded commitments on revolving credit facilities of $112,090, no outstanding bridge financing commitments, and other future funding commitments of $156,235, which included €3,510 denominated in EUR that has been translated to U.S. dollars. As of December 31, 2025, the Company had unfunded commitments on revolving credit facilities of $125,118, no outstanding bridge financing commitments and other future funding commitments of $250,064, which included €4,452 denominated in EUR that has been translated to U.S. dollars. The unfunded commitments on revolving credit facilities and delayed draws are disclosed on the Company's Consolidated Schedules of Investments.
The Company also had revolving borrowings available under the GS Credit Facility, NEWCRED Credit Facility, and Unsecured Management Company Revolver as of September 30, 2026 and under the GS Credit Facility and NEWCRED Credit Facility as of December 31, 2025. See Note 6. Borrowings, for details.
The Company may from time to time enter into financing commitment letters. As of September 30, 2026 and December 31, 2025, the Company had commitment letters to purchase investments in the aggregate par amount of $4,574 and $33,345, respectively, which could require funding in the future.
As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments related to an equity investment in SLP I of $8,000 and $32,000, respectively, which may be funded from time to time to satisfy a capital call issued by SLP I.

Note 9. Net Assets
The following table summarizes transactions in Shares for the three and nine months ended September 30, 2026.

	Three months ended September 30, 2026		Nine months ended September 30, 2026
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	14,071	$325	306,959	$7,297
Distributions reinvested	331,039	7,615	950,071	22,250
Share repurchases	(1,423,699)	(32,347)	(3,180,975)	(73,375)
Net increase (decrease)	(1,078,589)	$(24,407)	(1,923,945)	$(43,828)
The following table summarizes transactions in Shares for the three and nine months ended September 30, 2025.

	Three months ended September 30, 2025		Nine months ended September 30, 2025
Common Shares of Beneficial Interest	Shares	Amount	Shares	Amount
Subscriptions	1,003,238	$24,622	3,023,896	$75,069
Distributions reinvested	275,361	6,757	710,088	17,611
Share repurchases	(407,332)	(9,902)	(471,779)	(11,505)
Early repurchase deduction	—	198	—	230
Net increase (decrease)	871,267	$21,675	3,262,205	$81,405
The following table reflects the distributions declared on the Shares for the nine months ended September 30, 2026.

Date Declared	Record Date	Payment Date	Per Share Amount
January 21, 2026	January 30, 2026	February 27, 2026	$0.19
February 25, 2026	February 27, 2026	March 31, 2026	0.19
March 25, 2026	March 31, 2026	April 30, 2026	0.19
April 22, 2026	April 30, 2026	May 29, 2026	0.19
May 26, 2026	May 29, 2026	June 30, 2026	0.19
June 26, 2026	June 30, 2026	July 31, 2026	0.19
July 21, 2026	July 31, 2026	August 31, 2026	0.19
August 26, 2026	August 31, 2026	September 30, 2026	0.19
September 28, 2026	September 30, 2026	October 30, 2026	0.19
			$1.71

The following table reflects the distributions declared on the Shares for the nine months ended September 30, 2025.

Date Declared	Record Date	Payment Date	Per Share Amount
January 30, 2025	January 31, 2025	February 28, 2025	$0.19
February 26, 2025	February 28, 2025	March 31, 2025	0.19
March 26, 2025	March 31, 2025	April 30, 2025	0.19
April 22, 2025	April 30, 2025	May 30, 2025	0.19
May 23, 2025	May 31, 2025	June 30, 2025	0.19
June 23, 2025	June 30, 2025	July 31, 2025	0.19
July 24, 2025	July 31, 2025	August 29, 2025	0.19
August 26, 2025	August 29, 2025	September 30, 2025	0.19
September 24, 2025	September 30, 2025	October 31, 2025	0.19
			$1.71
Distribution Reinvestment Plan
The Company has adopted a distribution reinvestment plan, pursuant to which the Company will reinvest all cash dividends declared by the Board on behalf of the Company's shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and the Company declares, a cash dividend or other distribution, then shareholders who have not opted out of the Company's distribution reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Shares will be credited to each participating shareholder’s account to three decimal places.
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

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, it is expected to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except Shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares (defined below) that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all Shares. Shareholders that received Initial Shares (Shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the Company and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser. During the three and nine months ended September 30, 2026, the Company paid $132 and $2,859 to the Investment Adviser for the Early Repurchase Penalty, respectively. During the three and nine months ended September 30, 2025, the Company paid $11 and $48 to the Investment Adviser for the Early Repurchase Penalty, respectively. As of September 30, 2026 and December 31, 2025, $1,596 and $856 were included in the payable to affiliates on the Consolidated Statements of Assets and Liabilities, respectively, for the amounts owed to the Investment Adviser pursuant to the Early Repurchase Penalty.
During the three and nine months ended September 30, 2026, 1,423,699 and 3,180,975 Shares were repurchased, respectively. During the three and nine months ended September 30, 2025, 407,332 and 471,779 Shares were repurchased, respectively.

The following table further summarizes the share repurchases completed during the nine months ended September 30, 2026:

Repurchase request deadline	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 4, 2026	1,600,939	3.8%	$23.37	March 31, 2026	$37,414
June 1, 2026	156,338	0.4%	$23.12	June 30, 2026	$3,614
September 1, 2026	1,423,699	3.4%	$22.72	September 30, 2026	$32,347

(1)Percentage is based on total Shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.
The following table further summarizes the share repurchases completed during the nine months ended September 30, 2025:

Repurchase request deadline	Number of Shares Repurchased	Percentage of Outstanding Shares Repurchased (1)	Price Paid Per Share	Repurchase Pricing Date	Amount Repurchased (2)
March 6, 2025	49,319	0.1%	$24.97	March 31, 2025	$1,207
May 30, 2025	15,128	0.0%	$24.55	June 30, 2025	$364
August 30, 2025	407,332	1.0%	$24.31	September 30, 2025	$9,704

(1)Percentage is based on total Shares as of the close of the previous calendar quarter. All repurchase requests were satisfied in full.
(2)Amounts shown net of Early Repurchase Deduction.
Note 10. Earnings Per Share
The following information sets forth the computation of basic net increase (decrease) in the Company's net assets per share resulting from operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Earnings per share - basic and diluted
Numerator for basic & diluted earnings per share:	$6,939	$13,909	$15,258	$38,593
Denominator for basic & diluted weighted average share:	41,557,820	42,344,679	41,810,303	40,923,460
Basic & diluted earnings per share:	$0.17	$0.33	$0.36	$0.94

Note 11. Financial Highlights
The following information sets forth the Company's financial highlights for the nine months ended September 30, 2026 and September 30, 2025.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Per share data (1):
Net asset value at the beginning of the period	$24.06	$25.07
Net investment income	1.71	1.77
Net realized and unrealized gains (losses)	(1.34)	(0.82)
Total net increase	0.37	0.95
Placement fees (3)	—	—
Distributions declared to shareholders from net investment income	(1.71)	(1.71)
Early repurchase deduction (3)	—	—
Net asset value at the end of period	$22.72	$24.31
Total return based on net assets (2)	1.60%	3.88%
Shares outstanding at end of period	40,263,498	42,287,209
Average weighted shares outstanding for the period	41,810,303	40,923,460
Average net assets for the period	$979,669	$1,015,910
Ratio to average net assets:
Net investment income (4)	9.77%	9.49%
Total expenses, before waivers/reimbursements (4)	9.85%	7.09%
Total expenses, net of waivers/reimbursements (4)	9.94%	7.07%

Average debt outstanding—Unsecured Notes	$225,000	$194,475
Average debt outstanding—GS Credit Facility	495,842	424,900
Average debt outstanding—NEWCRED Credit Facility	324,197	59,972
Asset coverage ratio	193.08%	268.00%
Portfolio turnover	14.01%	20.57%

(1)Per share data is based on weighted average Shares outstanding for the respective period (except for distributions declared to shareholders, which are based on actual rate per Share).
(2)Total return is calculated assuming a purchase at net assets per Share, on the first day of the year, and a sale at net assets per Share, on the last day of the period. Dividends, if any, are assumed for purposes of this calculation, to be reinvested at net assets per Share on the last day of the respective month. Total return calculation is not annualized.
(3)The per share amount rounds to less than $0.01 per share.
(4)Amounts are annualized except for organizational and offering expenses. For the nine months ended September 30, 2026 and September 30, 2025, total expenses, net of waivers/reimbursements includes the effect of the expense support/recoupment.

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

Note 13. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The Chief Operating Decision Maker ("CODM") is the Company’s chief executive officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s shareholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “total assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

Note 14. Subsequent Events
The Company has evaluated the need for disclosures and/or adjustments resulting from recent developments through the date the financial statements were issued. There have been no recent developments that require recognition or disclosure in these consolidated financial statements, except as discussed below.
October Subscriptions and Dividend Declarations
The Company received approximately $3,313 of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective October 1, 2026.
On October 20, 2026, the Board declared a distribution of $0.19 per share which is payable on November 30, 2026 to shareholders of record as of October 30, 2026.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of New Mountain Private Credit Fund
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated statement of assets and liabilities of New Mountain Private Credit Fund and subsidiaries (the "Company"), including the consolidated schedule of investments, as of September 30, 2026, the related consolidated statements of operations, and changes in net assets for the three-month and nine-month periods ended September 30, 2026 and 2025, the consolidated statements of cash flows and financial highlights for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 10, 2026

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
Overview
We are a Maryland statutory trust formed on August 19, 2024. We are a closed-end, non-diversified management investment company that has elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code").
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

The Merger is accounted for as a common control transaction between GIII and the Company. In accordance with the common control method of accounting, as detailed in Accounting Standards Codification Topic 805-50, Business Combinations - Related Issues, there is no change in basis of the assets and liabilities. Accordingly, the ongoing financial statements of the Company are presented as a continuation of those of GIII, such that the assets and liabilities of GIII were contributed to the Company at their current carrying values, and the equity of the Company was adjusted to reflect the equity of GIII immediately prior to the Merger. The Company is the accounting survivor of the Merger. The Merger was considered a tax-free reorganization and the historical cost basis of the acquired GIII investments is carried forward for tax purposes.
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
New Mountain Private Credit Fund SPV I, L.L.C. ("NEWCRED SPV"), formerly known as New Mountain Guardian III SPV L.L.C. ("GIII SPV"), is our wholly-owned direct subsidiary, whose assets are used to secure NEWCRED SPV's credit facility. New Mountain Private Credit Fund OEC, Inc. ("NEWCRED OEC"), formerly known as New Mountain Guardian III OEC, Inc ("GIII OEC"), was our wholly-owned direct subsidiary, which was treated as a corporation for U.S. federal income tax purposes and was intended to facilitate our compliance with the requirements to be treated as a RIC under the Code by holding equity or equity like investments in one of our portfolio companies organized as a limited liability company; we consolidated this corporation for accounting purposes, but the corporation was not consolidated for U.S. federal income tax purposes and may have incurred U.S. federal income tax expense as a result of its ownership of the portfolio company. NEWCRED OEC was dissolved on November 6, 2025.
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
As of September 30, 2026, our top five industry concentrations were business services, software, healthcare, financial services & technology and consumer services.
As of September 30, 2026, our net assets were approximately $914.9 million and our portfolio had a fair value of approximately $1,898.6 million in 136 portfolio companies.

Recent Developments
October Subscriptions and Dividend Declarations
The Company received approximately $3.3 million of net proceeds, inclusive of distributions reinvested through the Company's distribution reinvestment plan, relating to the issuance of Shares for subscriptions effective October 1, 2026.
On October 20, 2026, the Board declared a distribution of $0.19 per share which is payable on November 30, 2026 to shareholders of record as of October 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on fair value hierarchy as of September 30, 2026.
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
See Item 1.—Financial Statements—Note 4. Fair Value in this Quarterly Report on Form 10-Q for additional information on unobservable inputs used in the fair value measurement of our Level III investments as of September 30, 2026.
NEWCRED Senior Loan Program I, L.L.C.
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
SLP I is capitalized with equity contributions which are called from its members, on a pro-rata basis, based on their equity commitments, as transactions are completed. Any decision by SLP I to call on capital commitments requires approval by the board of managers of SLP I. As of September 30, 2026 and December 31, 2025, the Company and SkyKnight IV have committed $80.0 million and $20.0 million, respectively, of equity to SLP I. As of September 30, 2026, the Company and

SkyKnight IV contributed $72.0 million and $18.0 million, respectively, of equity to SLP I. As of December 31, 2025, the Company and SkyKnight IV contributed $48.0 million and $12.0 million, respectively, of equity to SLP I.
On July 7, 2025, SLP I entered into its revolving credit facility with Bank of America, N.A. The maturity date of SLP I's revolving credit facility is July 7, 2030. On and after July 7, 2025 through the availability period (as defined in the credit agreement), the credit facility bears interest at a rate of Secured Overnight Financing Rate ("SOFR") plus 1.47%. As of September 30, 2026, SLP I's revolving credit facility has a maximum borrowing capacity of $300.0 million. As of September 30, 2026, SLP I had total investments with an aggregate fair value of approximately $325.8 million, and debt outstanding under its credit facility of approximately $252.0 million. As of September 30, 2026, none of SLP I's investments were on non-accrual status. Additionally, as of September 30, 2026, SLP I had unfunded commitments in the form of delayed draws of approximately $1.5 million.
Below is a summary of SLP I's portfolio as of September 30, 2026 and December 31, 2025:

(dollars in millions)	September 30, 2026	December 31, 2025
First lien investments (1)	$338.2	$271.7
Weighted average interest rate on first lien investments (2)	7.53%	7.36%
Number of portfolio companies in SLP I	94	75
Largest portfolio company investment (1)	$6.9	$7.0
Total of five largest portfolio company investments (1)	$30.4	$31.7

(1)Reflects principal amount or par value of investment.
(2)Computed as the all in interest rate in effect on accruing investments divided by the total principal amount of investments.
See Item 1.—Financial Statements—Note 3. Investments in this Quarterly Report on Form 10-Q for a listing of the individual investments in SLP I's consolidated portfolio as of September 30, 2026 and additional information on certain summarized financial information for SLP I as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026.
Revenue Recognition
Sales and paydowns of investments: Realized gains and losses on investments are determined on the specific identification method.
Interest and dividend income: Interest income, including amortization of premium and discount using the effective interest method, is recorded on the accrual basis and periodically assessed for collectability. Interest income also includes interest earned from cash on hand. Upon the prepayment of a loan or debt security, any prepayment penalties are recorded as part of interest income. We have loans and certain preferred equity investments in the portfolio that contain a payment-in-kind ("PIK") interest or dividend provision. PIK interest and dividends are accrued and recorded as income at the contractual rates, if deemed collectible. The PIK interest and dividends are added to the principal balance on the capitalization date and are generally due at maturity or when redeemed by the issuer. For the three and nine months ended September 30, 2026, the Company recognized PIK interest from investments of $3.8 million and $9.8 million, respectively, and non-cash dividends from investments of $1.4 million and $4.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recognized PIK interest from investments of $2.6 million and $7.2 million, respectively, and non-cash dividends from investments of $2.0 million and $6.5 million, respectively.
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
The Risk Rating for each investment is a composite of these two metrics. The Risk Rating is expressed in categories of Green, Yellow, Orange and Red, with Green reflecting an investment that is in-line with or above expectations and Red reflecting an investment performing materially below expectations. The mapping of the composite scores to these categories is below:
•Green – 4C, 3B, 2A, 4B, 3A, and 4A (e.g., Tier 4 for Operating Performance and C for Business Characteristics)
•Yellow – 3C, 2B, and 1A
•Orange – 2C and 1B
•Red – 1C

The following table shows the Risk Ratings of our portfolio companies as of September 30, 2026:

(in millions)	As of September 30, 2026
Risk Rating	Cost	Percent	Fair Value	Percent
Green	$1,614.2	82.0%	$1,603.7	84.5%
Yellow	284.7	14.5%	237.6	12.5%
Orange	69.1	3.5%	57.3	3.0%
Red	—	—%	—	—%
	$1,968.0	100.0%	$1,898.6	100.0%
As of September 30, 2026, all investments in our portfolio had a Green Risk Rating, with the exception of 14 portfolio companies that had a Yellow Risk Rating and 2 portfolio companies that had an Orange Risk Rating.
During the third quarter of 2026, the Company placed its investment in preferred shares in KWOR Intermediate I, LLC ("Alacrity") on non-accrual status. For the three and nine months ended September 30, 2026, the Company's position in Alacrity preferred shares had total unearned income of $0.2 million and $0.2 million, respectively.

Portfolio and Investment Activity
The fair value of our investments, as determined in good faith by our board of trustees, was approximately $1,898.6 million in 136 portfolio companies at September 30, 2026 and approximately $2,064.2 million in 125 portfolio companies at December 31, 2025.
The following table shows our portfolio and investment activity for the nine months ended September 30, 2026 and September 30, 2025:

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Investments in 61 and 60, respectively, new and existing portfolio companies	$271.2	$429.3
Debt repayments in existing portfolio companies	(220.8)	(305.8)
Sales of securities in 19 and 3 portfolio companies, respectively	(183.8)	(14.5)
Change in unrealized appreciation on 45 and 35 portfolio companies, respectively	30.7	15.5
Change in unrealized depreciation on 103 and 75 portfolio companies, respectively	(55.2)	(39.9)
Recent Accounting Standards Updates
See Item 1.—Financial Statements—Note 12. Recent Accounting Standards Updates in this Quarterly Report on Form 10-Q for details on recent accounting standards updates.
Results of Operations for the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

(in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Total interest income	$42.9	$38.0
Dividend income	3.7	2.4
Fee income	1.2	1.3
Total investment income	$47.8	$41.7
Our total investment income increased by approximately $6.1 million for the three months ended September 30, 2026 as compared to the same period in the prior year. For the three months ended September 30, 2026, total investment income of approximately $47.8 million consisted of approximately $36.8 million in cash interest from investments, approximately $3.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $2.3 million, approximately $3.7 million in dividends from investments and approximately $1.2 million in fee income.
The increase in interest income of approximately $4.9 million during the three months ended September 30, 2026 as compared to the same period in the prior year, was primarily due to the higher average invested balance. Dividend income increased by $1.3 million for the three months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the increase in distributions from SLP I. Fee income during the three months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was attributable to upfront fees received from 5 portfolio companies and commitment fees.

Operating Expenses

(in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Management fee	$3.0	$3.3
Less: management fee waiver	(0.0)	(0.0)
Net management fee	$3.0	$3.3
Interest and other financing expenses	15.7	11.0
Incentive fee	3.5	3.2
Administrative expenses	0.8	0.7
Professional fees	0.4	0.5
Organizational and offering expenses	0.2	0.3
Other general and administrative expenses	0.1	0.1
Net expenses before expense support and income taxes	23.7	19.1
Plus: recoupment of expense support	0.2	0.2
Less: expense support	—	(0.3)
Net expenses before income taxes	23.9	19.0
Income tax expense (benefit)	0.0	0.1
Net expenses after income taxes	$23.9	$19.1
Our total net operating expenses increased by approximately $4.8 million for the three months ended September 30, 2026 as compared to the same period in the prior year. Our incentive fee and net management fee remained relatively flat during the three months ended September 30, 2026 as compared to the same period in the prior year.
Interest and other financing expenses increased by approximately $4.7 million during the three months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the higher average debt outstanding during the period.
Our total professional fees, administrative expenses, and other general and administrative expenses remained relatively flat during the three months ended September 30, 2026 as compared to the same period in the prior year.
Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

(in millions)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net realized gains (losses) on investments	$(0.7)	$0.0
Net change in unrealized appreciation (depreciation) of investments	(16.3)	(8.7)
Net realized gains (losses) on foreign currency	0.0	—
Net change in unrealized appreciation (depreciation) of foreign currency	0.0	—
Net realized and unrealized (losses) gains	$(17.0)	$(8.7)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $17.0 million for the three months ended September 30, 2026 as compared to net realized gains and unrealized depreciation resulting in a net loss of approximately $8.7 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the three months ended September 30, 2026 was primarily driven by unrealized depreciation on RLG Holdings, LLC, GS Acquisitionco, Inc. and Dealer Tire Holdings, LLC. The net loss for the three months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and Ambrosia Topco LLC during the period.

Results of Operations for the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total interest income	$130.7	$115.7
Dividend income	10.6	6.9
Fee income	3.0	3.2
Total investment income	$144.3	$125.8
Our total investment income increased by approximately $18.5 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. For the nine months ended September 30, 2026, total investment income of approximately $144.3 million consisted of approximately $115.2 million in cash interest from investments, approximately $0.1 million in prepayment fees, approximately $9.8 million in PIK and non-cash interest from investments, net amortization of purchase premiums and discounts of approximately $5.6 million, approximately $10.6 million in dividends from investments and approximately $3.0 million in fee income.
The increase in interest income of approximately $15.0 million during the nine months ended September 30, 2026 as compared to the same period in the prior year, was primarily due to the higher average invested balance. Dividend income increased by $3.7 million for the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to distributions from SLP I. Fee income during the nine months ended September 30, 2026, which represents fees that are generally non-recurring in nature, was primarily attributable to upfront fees received from 11 portfolio companies and commitment fees.
Operating Expenses

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Management fee	$9.2	$9.5
Less: management fee waiver	(0.1)	(0.1)
Net management fee	$9.1	$9.4
Interest and other financing expenses	47.9	29.9
Incentive fee	10.4	9.7
Administrative expenses	2.5	2.2
Professional fees	1.6	1.7
Organizational and offering expenses	0.3	0.7
Other general and administrative expenses	0.4	0.2
Net expenses before expense support and income taxes	72.2	53.8
Plus: recoupment of expense support	0.6	0.4
Less: expense support	0.1	(0.6)
Net expenses before income taxes	72.9	53.6
Income tax expense (benefit)	0.0	0.2
Net expenses after income taxes	$72.9	$53.8
Our total net operating expenses increased by approximately $19.1 million for the nine months ended September 30, 2026 as compared to the same period in the prior year. Our incentive fee and net management fee remained relatively consistent for the nine months ended September 30, 2026 as compared to the same period in the prior year.
Interest and other financing expenses increased by approximately $18.0 million during the nine months ended September 30, 2026 as compared to the same period in the prior year, primarily due to the higher average debt outstanding during the period.
Our total professional fees, administrative expenses, and other general and administrative expenses remained relatively flat during the nine months ended September 30, 2026 as compared to the same period in the prior year.

Net Realized Gains (Losses) and Net Change in Unrealized Appreciation (Depreciation)

(in millions)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net realized gains (losses) on investments	$(31.7)	$(8.9)
Net change in unrealized appreciation (depreciation) of investments	(24.6)	(24.4)
Net realized gains (losses) on foreign currency	0.0	—
Net change in unrealized appreciation (depreciation) of foreign currency	0.0	—
Net realized and unrealized (losses) gains	$(56.3)	$(33.3)
Our net realized losses and unrealized depreciation resulted in a net loss of approximately $56.3 million for the nine months ended September 30, 2026 as compared to net realized losses and unrealized depreciation resulting in a net loss of approximately $33.3 million for the same period in the prior year. As movement in unrealized appreciation or depreciation can be the result of realizations, we look at net realized and unrealized gains or losses together. The net loss for the nine months ended September 30, 2026 was primarily driven by the net realized loss on the restructuring of ACI Parent Inc., which was largely offset by the reversal of previously recognized unrealized depreciation, and unrealized depreciation on GS Acquisitionco, Inc., Notorious Buyer, LLC, KWOR Intermediate I, LLC and HS Purchaser, LLC / Help/Systems Holdings, Inc. during the period. The net loss for the nine months ended September 30, 2025 was primarily driven by unrealized depreciation in Notorious Topco, LLC, ACI Parent Inc., and CCBlue Bidco, Inc. during the period.

Liquidity, Capital Resources, Off-Balance Sheet Arrangements, Borrowings and Contractual Obligations
Liquidity and Capital Resources
The primary use of existing funds and any funds raised in the future is expected to be for repayment of indebtedness, investments in portfolio companies, cash distributions to our shareholders or for other general corporate purposes.
We expect to generate cash from (1) cash flows from investments and operations and (2) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms, however, we cannot assure you we will be able to do so. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. Upon organization, the Investment Adviser, as our initial shareholder, authorized us to adopt the application of the modified asset coverage requirements set forth in Section 61(a) of the 1940 Act, as amended by the Small Business Credit Availability Act, which resulted in the reduction of the minimum asset coverage ratio applicable to us from 200.0% to 150.0%. In connection with their subscriptions for our Shares, our shareholders were required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150.0%. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, is at least 150.0% after such borrowing (which means we can borrow $2 for every $1 of our equity). As of September 30, 2026, our asset coverage ratio was 193.08%.
The following table summarizes transactions in Shares for the three months ended September 30, 2026 and September 30, 2025:

	Three months ended September 30, 2026		Three months ended September 30, 2025
Common Shares of Beneficial Interest	Shares	Amount (in thousands)	Shares	Amount (in thousands)
Subscriptions	14,071	$325	1,003,238	$24,622
Distributions reinvested	331,039	7,615	275,361	6,757
Share repurchases	(1,423,699)	(32,347)	(407,332)	(9,902)
Early repurchase deduction	—	—	—	198
Net increase (decrease)	(1,078,589)	$(24,407)	871,267	$21,675
The following table summarizes transactions in Shares for the nine months ended September 30, 2026 and September 30, 2025:

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
Common Shares of Beneficial Interest	Shares	Amount (in thousands)	Shares	Amount (in thousands)
Subscriptions	306,959	$7,297	3,023,896	$75,069
Distributions reinvested	950,071	22,250	710,088	17,611
Share repurchases	(3,180,975)	(73,375)	(471,779)	(11,505)
Early repurchase deduction	—	—	—	230
Net increase (decrease)	(1,923,945)	$(43,828)	3,262,205	$81,405
As of September 30, 2026, our borrowings consisted of the GS Credit Facility, the NEWCRED Credit Facility, the March 2029 Notes, and the March 2031 Notes. As of December 31, 2025, our borrowings consisted of the GS Credit Facility and the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for additional information.
As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of approximately $33.9 million and $41.7 million, respectively. Our cash provided by (used in) operating activities for the nine months ended September 30, 2026 and September 30, 2025 was approximately $175.8 million and $(57.4) million, respectively. We expect that all current liquidity needs will be met with cash flows from operations and borrowings from banks or other lenders.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2026, we had outstanding commitments to third parties to fund investments totaling $268.3 million (which included €3.5 million denominated in EUR that has been translated to U.S. dollars), under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments. As of December 31, 2025, we had outstanding commitments to third parties to fund investments totaling $375.2 million (which included €4.5 million denominated in EUR that has been translated to U.S. dollars) under various undrawn revolving credit facilities, delayed draw commitments or other future funding commitments.
We may from time to time enter into financing commitment letters or bridge financing commitments, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had commitment letters to purchase investments in the aggregate par amount of $4.6 million and $33.3 million, respectively, which could require funding in the future. As of September 30, 2026 and December 31, 2025, we had not entered into any bridge financing commitments which could require funding in the future.
As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments related to an equity investment in SLP I of $8.0 million and $32.0 million, respectively, which may be funded from time to time to satisfy a capital call issued by SLP I.

Contractual Obligations
A summary of our significant contractual payment obligations as of September 30, 2026 is as follows:

	Contractual Obligations Payments Due by Period
(in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
GS Credit Facility (1)	$478.7	$—	$—	$478.7	$—
NEWCRED Credit Facility (2)	289.7	—	—	289.7	—
Unsecured Notes (3)	225.0	—	85.0	140.0	—
Unsecured Management Company Revolver (4)	—	—	—	—	—
Total Contractual Obligations	$993.4	$—	$85.0	$908.4	$—

(1)Under the terms of the GS Credit Facility, all outstanding borrowings under that facility ($478.7 million as of September 30, 2026) must be repaid on or before (a) December 17, 2030, (b) 45 days prior to the expiration of our Term, or (c) an early prepayment date. As of September 30, 2026, there was approximately $171.3 million capacity remaining under the GS Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q, for material details on the GS Credit Facility.
(2)Under the terms of the NEWCRED Credit Facility, all outstanding borrowings under that facility ($289.7 million, which included €25.4 million denominated in EUR, AUD 44.7 million denominated in AUD and £0.6 million denominated in GBP that have been translated to U.S. dollars as of September 30, 2026) must be repaid on or before May 10, 2030. As of September 30, 2026, there was approximately $295.3 million in capacity, subject to borrowing base limitations, remaining under the NEWCRED Credit Facility. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the NEWCRED Credit Facility.
(3)Under the terms of the Unsecured Notes, the March 2029 Notes ($85.0 million as of September 30, 2026) must be repaid on or before March 15, 2029, and the March 2031 Notes ($140.0 million as of September 30, 2026) must be repaid on or before March 17, 2031. See Item 1.—Financial Statements—Note 6. Borrowings in this Quarterly Report on Form 10-Q for material details on the Unsecured Notes.
(4)Under the terms of the $50.0 million Unsecured Management Company Revolver, all outstanding borrowings under that facility must be repaid on or before December 31, 2030. As of September 30, 2026, there were no borrowings outstanding.
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
Distributions and Dividends
Distributions declared to shareholders for the nine months ended September 30, 2026 and September 30, 2025 were approximately $71.5 million and $70.0 million, respectively.
Tax characteristics of all distributions paid are reported to shareholders on Form 1099 or Form 1042 after the end of the calendar year. For the year ended December 31, 2025, total distributions declared for the Company were $94.3 million, of which the distributions were comprised of approximately 98.65% of ordinary income, 1.35% of long-term capital gains and 0.00% of a return of capital. Future monthly distributions, if any, will be determined by our board of trustees.
We intend to pay monthly distributions to our shareholders in amounts sufficient to qualify as and maintain our status as a RIC. We intend to distribute approximately all of our net investment income on a quarterly basis and substantially all of our taxable income on an annual basis, except that we may retain certain net capital gains for reinvestment.

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
•We have entered into the Administration Agreement with the Administrator, a wholly-owned subsidiary of New Mountain Capital. The Administrator arranges our office space and provides office equipment and administrative services necessary to conduct our day-to-day operations pursuant to the Administration Agreement. The Administrator has hired a third-party sub-administrator to assist with the provision of administrative services. We reimburse the Administrator for the allocable portion of overhead and other expenses incurred by it in performing its obligations to us under the Administration Agreement, which includes the fees and expenses associated with performing administrative, finance, and compliance functions, and the compensation of our chief financial officer and chief compliance officer and their respective staffs. Pursuant to the Administration Agreement and further restricted by us, the Administrator may, in its own discretion, submit to us for reimbursement some or all of the expenses that the Administrator has incurred on our behalf during any quarterly period. As a result, the amount of expenses for which we will have to reimburse the Administrator may fluctuate in future quarterly periods and there can be no assurance given as to when, or if, the Administrator may determine to limit the expenses that the Administrator submits to us for reimbursement in the future. The Administrator cannot recoup any expenses that the Administrator has previously waived. For the three and nine months ended September 30, 2026, approximately $0.4 million and $1.2 million of indirect administrative expenses were included in administrative expenses, none of which were waived by the Administrator. As of September 30, 2026, approximately $0.4 million of indirect administrative expenses were included in payable to affiliates on the Consolidated Statements of Assets and Liabilities.
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
The Investment Adviser and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, to the Company's investment mandate. The Investment Adviser and its affiliates may determine that an investment is appropriate for the Company or for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Investment Adviser or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff and consistent with the Investment Adviser's allocation procedures. The Company may be prohibited under the 1940 Act from participating in certain transactions with its affiliates without prior approval of the trustees who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Investment Adviser and certain of their affiliates were granted an order for exemptive relief that permitted co-investing with affiliates of the Company subject to various approvals of the board of trustees and other conditions. On May 13, 2025, the Company, the Investment Adviser and certain of their affiliates were granted a new order for exemptive relief (the “Exemptive Order”) by the SEC, that replaces the prior exemptive relief, for the Company to co-invest with other funds managed by the Investment Adviser or certain affiliates pursuant to the conditions of the Exemptive Order. Pursuant to such Exemptive Order, the Company generally is permitted to co-invest with certain of its affiliates if such co-investments are done on the same terms and at the same time, as further detailed in the Exemptive Order. The Exemptive Order requires that a “required majority” (as defined in Section 57(o) of the 1940 Act) of the board of trustees make certain findings (1) in most instances when the Company co-invests with its affiliates in an issuer where an affiliate of the Company has an existing investment in the issuer, and (2) if the Company disposes of an asset acquired in a transaction under the Exemptive Order unless the disposition is done on a pro rata basis. Pursuant to the Exemptive Order, the board of trustees will oversee the Company’s participation in the co-investment program. As required by the Exemptive Order, the Company has adopted, and the board of trustees has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Exemptive Order, and the Investment Adviser and the Company’s Chief Compliance Officer will provide reporting to the board of trustees.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain financial market risks, such as interest rate fluctuations. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. The Federal Reserve held interest rates flat in October 2026 after previously increasing interest rates by 0.25% in September 2026. While market participants had broadly expected additional rate cuts in 2026 at the start of the year, expectations have shifted toward an additional rate increase in 2026, as headline inflation remains above the Federal Reserve's 2% target and geopolitical tensions have added further upside pressure to the inflation outlook. Given the evolving economic environment and the Federal Reserve's continued focus on balancing its dual mandate of full employment and progress toward its long-run inflation target, there can be no assurance regarding the magnitude or timing of future federal funds rate adjustments in either direction. In a high interest rate environment, our net investment income would increase due to an increase in interest income generated by our investment portfolio. However, our cost of funds would also increase, which could also impact net investment income. It is possible that the Federal Reserve's tightening cycle could result in a recession in the United States, which would likely decrease interest rates. Alternatively, in a prolonged low interest rate environment, including a reduction of base rates, such as SONIA, EURIBOR, BBSY, or SOFR, to zero, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net interest and dividend income and potentially adversely affecting our operating results. During the nine months ended September 30, 2026, certain of the loans held in our portfolio had floating Prime, SOFR, SONIA, EURIBOR, or BBSY interest rates. As of September 30, 2026, 94.57% of our investments at fair value (excluding unfunded debt investments and non-interest bearing equity investments) represent floating-rate investments and approximately 5.43% of our investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facilities and interest rate swaps are also subject to floating interest rates and are currently paid based on floating SOFR, SONIA, EURIBOR or BBSY rates.

The following table estimates the potential changes in interest income, net of interest expense, should interest rates increase by 200, 150, 100 or 50 basis points, or decrease by 50, 100, 150, or 200 basis points. Interest income is calculated as revenue from interest generated from our portfolio of investments held on September 30, 2026. Interest expense is calculated based on the terms of the NEWCRED Credit Facility, the GS Credit Facility, and the Unsecured Notes. For our borrowings, we use the outstanding balance as of September 30, 2026. This analysis does not take into account the impact of the incentive fee or other expenses. The base interest rate case assumes the rates on our portfolio investments remain unchanged from the actual effective interest rates as of September 30, 2026. These hypothetical calculations are based on a model of the investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates.
Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Estimated Percentage Change in Interest Income Net of Interest Expense
-200 Basis Points	(15.94)%
-150 Basis Points	(11.96)%
-100 Basis Points	(7.97)%
-50 Basis Points	(3.99)%
+50 Basis Points	3.99%
+100 Basis Points	7.97%
+150 Basis Points	11.96%
+200 Basis Points	15.94%

Item 4.    Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
As of September 30, 2026 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
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

PART II. OTHER INFORMATION
The terms "we", "us", "our" and the "Company" refer to New Mountain Private Credit Fund and its consolidated subsidiaries.
Item 1.    Legal Proceedings
We, our consolidated subsidiaries, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings as of September 30, 2026. From time to time, we or our consolidated subsidiaries may be a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, shareholders should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results, including the Risk Factor titled "Fund-Level Borrowings". The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2026 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 other than those noted below.

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

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

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

Under the share repurchase program, to the extent the Company offers to repurchase Shares in any particular quarter, it is expected to repurchase Shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable quarter, except Shares that have not been outstanding for at least one year or Initial Shares (defined below) that have not been outstanding for at least three years. Shares that have not been outstanding for at least one year will be repurchased at 98% of such NAV (an “Early Repurchase Deduction”) and Initial Shares that have not been outstanding for at least three years will be repurchased at 95% of such NAV (an “Early Repurchase Penalty”). The one-year holding period for the Early Repurchase Deduction is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction may be waived in the case of repurchase requests arising from the death, divorce or qualified disability of the holder. The Early Repurchase Deduction will be retained by the Company for the benefit of remaining shareholders across all Shares. Shareholders that received Initial Shares (Shares held as of the closing date of the Merger) will be subject to an Early Repurchase Penalty. For repurchases within the first year of the Initial Shares being outstanding, 2% will be retained by the Company and 3% will be owed to the Investment Adviser. For repurchases within years two and three of the Initial Shares being outstanding, 5% will be owed to the Investment Adviser.

During the three months ended September 30, 2026, the Company repurchased the following Shares pursuant to the share repurchase program (dollars in thousands, except share and per share data):

Offer Date	Tender Offer Expiration	Price Paid Per Share	Amount Repurchased	Number of Shares Repurchased
August 3, 2026	September 1, 2026	$22.72	$32,347	1,423,699

Item 3.    Defaults Upon Senior Securities
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
2.1
Agreement and Plan of Merger, dated as of October 11, 2024, by and among New Mountain Private Credit Fund, New Mountain Guardian III BDC, L.L.C. and New Mountain Finance Advisers, L.L.C. (for the limited purposes set forth therein) (3)

3.1	Fourth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of June 28, 2023 (2)
3.2	Fifth Amended and Restated Limited Liability Company Agreement of New Mountain Guardian III BDC, L.L.C., dated as of November 5, 2024 (4)
3.3	Amended and Restated Declaration of Trust of New Mountain Private Credit Fund, dated as of November 22, 2024 (5)
4.1	Form of Subscription Agreement for New Mountain Guardian III BDC, L.L.C. (1)
4.2	Form of Subscription Agreement for New Mountain Private Credit Fund (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.'s registration statement on Form 10 (File No. 000-56072) filed on July 15, 2019.
(2)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on June 29, 2023.
(3)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on October 16, 2024.
(4)Previously filed in connection with New Mountain Guardian III BDC, L.L.C.’s Current Report on Form 8-K filed on November 6, 2024.
(5)Incorporated by reference to Amendment No. 2 to New Mountain Private Credit Fund’s Registration Statement on Form 10 filed on November 22, 2024.
(6)Incorporated by reference to New Mountain Private Credit Fund’s Registration Statement on Form 10 (File No. 000-56694) filed on September 27, 2024.
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 10, 2026.

NEW MOUNTAIN PRIVATE CREDIT FUND

By:	/s/ JOHN R. KLINE
John R. Kline President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ LAURA C. HOLSON
Laura C. Holson Chief Financial Officer (Principal Financial and Accounting Officer), Chief Operating Officer and Treasurer